Form 10-Q
period 1998-09-30
FINE AIR SERVICES CORP
filed 1998-11-13
CIK 1066048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission File No. 333-59359

                             FINE AIR SERVICES CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        65-083857
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      2261 N.W. 67TH AVENUE
            BUILDING 700
           MIAMI, FLORIDA                                               33122
 (Address of principal executive offices)                             (Zip Code)

                                 (305) 871-6606
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1998, was 3,000.

                             FINE AIR SERVICES CORP.
                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                           ----

PART  I FINANCIAL INFORMATION

Item  1. Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and
         September 30, 1998...................................................3

         Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 1997 and 1998.......................4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and 1998.............................5

         Notes to Consolidated Financial
         Statements...........................................................6

Item  2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9

PART  II OTHER INFORMATION

Item  1. Legal
         Proceedings.........................................................14

Item  6. Exhibits and Reports on Form 8-K....................................14

SIGNATURES   ................................................................15

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                     1998                1997
                                                                                  -------------       ------------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.........................................           $   138,259,291      $  2,276,912
   Investment securities.............................................                    43,094            56,602
   Accounts  receivable,  net of allowance  for losses of  $1,590,000
     and $1,247,000, respectively....................................                14,900,662         14,847,410
   Loans receivable, current portion.................................                 1,130,669            430,669
   Expendable parts..................................................                   369,373            545,998
   Prepaid expenses and other current assets.........................                   654,033            639,042
                                                                                  -------------      -------------
     Total current assets............................................               155,357,122         18,796,633
                                                                                  -------------      -------------
Property and equipment:
   Flight equipment..................................................                90,588,918         78,085,073
   Other.............................................................                28,823,968         13,942,209
                                                                                  -------------      -------------
                                                                                    119,412,886         92,027,282
   Less accumulated depreciation and amortization....................               (44,903,812)       (35,446,183)
                                                                                  -------------      -------------
   Net property and equipment........................................                74,509,074         56,581,099
                                                                                  -------------      -------------
Other assets:
   Restricted cash...................................................                   726,613            709,012
   Accounts receivable from related party............................                 3,057,419          1,753,000
   Loans receivable, less current portion............................                 3,249,948          3,569,331
   Deposits and other assets.........................................                 1,926,588            983,213
   Deferred debt issuance costs......................................                 6,477,292            453,427
                                                                                  -------------      -------------
     Total assets                                                                 $  245,304,056     $  82,845,715
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.................................             $           0      $   4,305,045
   Accounts payable..................................................                 4,635,514          5,448,188
   Interest payable..................................................                 5,889,824            801,256
   Accrued expenses..................................................                 5,064,014          5,158,986
   Capital lease obligation, current portion.........................                   113,014            113,014
                                                                                  -------------      -------------
     Total current liabilities.......................................                15,702,366         15,826,489
Capital lease obligation, less current portion.......................                   137,227            196,400
Long-term debt, less current portion.................................                         0         24,779,630
9-7/8% Senior Notes due 2008.........................................               190,000,000                  0
Other debt...........................................................                         0            230,000
                                                                                  -------------      -------------
     Total liabilities...............................................               205,839,593         41,032,519
Commitments and contingencies                                                     -------------      -------------
Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares authorized, issued
     and outstanding.................................................                        30                 30
   Retained earnings.................................................                39,464,433         41,799,668
   Net unrealized holding gains on investment securities.............                         0             13,498
                                                                                  -------------      -------------
     Total stockholders' equity......................................                39,464,463         41,813,196
                                                                                  -------------      -------------
     Total liabilities and stockholders' equity......................             $ 245,304,056      $  82,845,715
                                                                                  =============      =============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                            ---------------------------------     ---------------------------------
                                                 1998               1997               1998               1997
                                            --------------      -------------     --------------      -------------
Revenues:
   Scheduled cargo services...........       $  18,912,853      $  12,111,044      $  55,703,530      $  45,765,137
   ACMI services......................           7,996,195          6,540,163         24,051,398         23,886,095
   Repairs, training and other........             670,890            705,808          1,688,703          1,908,788
                                            --------------      -------------     --------------      -------------
     Total operating revenues.........          27,579,938         19,357,015         81,443,631         71,560,020
                                            --------------      -------------     --------------      -------------
Operating expenses:
   Flying operations..................          10,081,268          8,313,104         29,708,849         27,502,987
   Aircraft and traffic servicing.....           3,171,880          2,234,859          8,673,464          6,601,082
   Maintenance........................           5,029,063          4,535,241         13,101,583         10,588,511
   General and administrative.........           4,592,878          4,288,874         13,166,538         11,760,805
   Selling............................           1,563,781          1,505,277          4,454,714          4,276,449
   Depreciation and amortization......           3,264,398          2,902,622          9,457,629          8,590,141
                                            --------------      -------------     --------------      -------------
     Total operating expenses.........          27,703,268         23,779,977         78,562,777         69,319,975
                                            --------------      -------------     --------------      -------------
     Operating income (loss)..........            (123,330)        (4,422,962)         2,880,854          2,240,045
                                            --------------      -------------     --------------      -------------
Other income (expense):
   Interest income....................           2,110,543             36,249          2,940,221            107,207
   Interest expense...................          (4,859,541)          (202,134)        (7,403,077)          (636,222)
   Gain on insurance settlement.......                   0          3,905,373                  0          3,905,373
   Initial public offering costs......                   0           (978,243)                 0           (978,243)
   Other, net.........................               7,677           (926,953)         3,271,684           (874,983)
                                            --------------      -------------     --------------      -------------
     Total other, net.................          (2,741,321)         1,834,292         (1,191,172)         1,523,132
                                            --------------      -------------     --------------      -------------
Net (loss) income.....................       $  (2,864,651)     $  (2,588,670)     $   1,689,682      $   3,763,177
                                            ==============      =============     ==============      =============
Net (loss) income per common
   share - basic......................       $     (954.88)     $     (862.89)     $      563.23      $    1,254.39
                                            ==============      =============     ==============      =============
Weighted average number of common shares
   outstanding........................               3,000              3,000              3,000              3,000
                                            ==============      =============     ==============      =============


    The accompanying notes are an integral part of these financial statements


                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1998                1997
                                                                                     ------------      -------------
Cash flows from operating activities:
  Net income..................................................................        $  1,689,682       $  3,763,177
  Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
     Extraordinary gain on repurchase of Senior Notes.........................            (165,520)                  0
     Depreciation and amortization............................................           9,457,629           8,590,141
     Amortization of deferred debt issuance costs.............................             344,078                   0
     Bad debt expense.........................................................             352,359             661,910
     Excess of insurance proceeds over net book value of assets destroyed.....                   0          (3,905,373)
     Loss on sales of investment securities...................................                   0              23,546
     Changes in operating assets and liabilities:
       Accounts receivable....................................................          (1,710,030)          8,403,198
       Expendable parts.......................................................             176,625             176,625
       Prepaid expenses and other assets......................................            (958,366)         (1,365,912)
       Accounts payable.......................................................            (812,674)          1,036,653
       Interest payable.......................................................           5,088,568            (209,553)
       Accrued expenses.......................................................             (94,972)            618,476
       Other liabilities......................................................            (230,000)                  0
                                                                                     -------------       -------------
         Total adjustments....................................................          11,447,697          14,029,711
                                                                                     -------------       -------------
       Net cash provided by operating activities..............................          13,137,379          17,792,888
                                                                                     -------------       -------------

Cash flows from investing activities:
  Purchases of property and equipment.........................................         (27,337,214)        (13,392,451)
  Increase in restricted cash.................................................             (17,601)           (514,956)
  Proceeds from sales of investment securities................................                   0             119,165
  Increase in loans receivable................................................            (700,000)                  0
  Proceeds from insurance settlement..........................................                   0           6,500,000
  Principal payments on notes receivable......................................             319,383                   0
                                                                                     -------------       -------------
       Net cash used in investing activities..................................         (27,735,432)         (7,288,242)
                                                                                     -------------       -------------

Cash flows from financing activities:
  Proceeds from long-term debt................................................         212,000,000                   0
  Deferred debt issuance costs................................................          (6,702,413)                  0
  Principal payments on long-term debt........................................         (50,584,675)         (1,334,369)
  Payment on line of credit...................................................                   0            (700,000)
  Distributions to stockholders...............................................          (4,024,917)         (3,163,523)
  Payments of capital lease obligations.......................................            (107,563)                  0
                                                                                     -------------       -------------
       Net cash provided by (used in) financing activities....................         150,580,432          (5,197,892)
                                                                                     -------------       -------------

Increase in cash and cash equivalents.........................................         135,982,379           5,306,754
Cash and cash equivalents, beginning of period................................           2,276,912             972,058
                                                                                     -------------       -------------
Cash and cash equivalents, end of period......................................       $ 138,259,291       $   6,278,812
                                                                                     =============       =============



    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.       OPERATIONS AND BASIS OF PRESENTATION

         Fine Air Services Corp. and subsidiaries (the "Company") is primarily engaged in interstate, overseas and foreign charter and scheduled air transportation of cargo and mail pursuant to authority granted by the United States Department of Transportation and operates in the United States, South and Central America, and the Caribbean. The Company has worldwide charter authority granted by the United States Department of Transportation and is also engaged in aircraft leasing and repair and maintenance. The consolidated financial statements include the accounts of the Fine Air Services Corp. and its wholly owned subsidiaries, Fine Air Services, Inc. ("Fine Air") and Agro Air Associates, Inc. ("Agro Air"). All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair representation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1997 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. These interim results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-4, as amended (File No. 333-59359), declared effective by the SEC on October 5, 1998.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to the Company's consolidated financial statements for the year ended December 31, 1997.

2.       EARNINGS PER SHARE

         Basic earnings or loss per common share is computed by dividing income or loss by the weighted average number of common shares outstanding. During the periods ended September 30, 1998 and 1997, there were no dilutive securities outstanding.

3.       INCOME TAXES

         The Company has elected to be taxed as an S corporation and each of Fine Air and Agro Air have elected to be taxed as a qualified sub-chapter S subsidiary under provisions of the Internal Revenue Code. Accordingly, the Company is not subject to Federal and State income taxes. Instead, the taxable income is included in the individual income tax returns of the stockholders.

         The Company's tax returns for the years ended December 31, 1993 and 1994 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Because the examination is in process, the amount of such an assessment is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         For the nine month periods ended September 30, 1998 and 1997, sales to the Company's largest customer comprised 10% and 14%, respectively, of total operating revenues. For the three month periods ended September 30, 1998 and 1997, such sales were 7% and 13%, respectively, of total operating revenues. This customer also accounted for 35% and 20% of net accounts receivable at September 30, 1998 and December 31, 1997, respectively. The Company also holds a note receivable from this customer in the amount of $3,680,617 as of September 30, 1998.

         On March 31, 1998, the Company and this customer entered into a security agreement, whereby the customer granted the Company an unconditional and continuing security interest in all of the customer's tangible and intangible assets (the "Collateral"). The Company has historically offered extended ACMI lease payments to this customer. It is management's intent to continue to provide this customer with sufficient aircraft so that the customer is able to operate at the same or at an increased level of operations. Management believes that the Collateral is sufficient to ensure the recoverability of the customer's accounts and note receivable balances.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable operating segments, generally on the basis that it is used internally for evaluating segment performance. Required disclosure includes segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliation of disclosed segment information to the entity's financial statements. Management is currently evaluating the requirements of SFAS No. 131, which will be implemented for the year ending December 31, 1998.

6.       RELATED PARTY TRANSACTIONS

         By December 31, 1999, the Company will be required to install hushkits on all of its existing fleet of 14 DC-8 aircraft to comply with noise abatement regulations issued by the Federal Aviation Administration (the "FAA"). Management intends to acquire at least 16 hushkits (including 14 for its existing DC-8 aircraft and two spares) at an estimated average cost of approximately $2.25 million per hushkit, which represents the cost to manufacture and install each hushkit plus $125,000, or approximately $36.0 million in the aggregate. The Company intends to purchase the hushkits from Quiet Technology Venture, Ltd., ("QTV"), an entity in which its stockholders have a controlling interest. Management believes that the cost of $2.25 million per hushkit is significantly lower than the cost of comparable hushkits applicable to the Company's models of DC-8 aircraft. There can be no assurance that the costs of acquiring and installing the hushkits on the Company's fleet will not exceed this estimate or that this installation will be completed on a timely basis.

         As of September 30, 1998 and December 31 1997 the Company had cumulative advances to QTV of $21,509,000 and $8,804,000, respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (finished goods, work-in-process and raw materials). The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. The Company capitalizes such advances when made, which is contemporaneous with the transfer of deed of the related parts from QTV to the Company. Depreciation will commence on the hushkits as they are installed on the aircraft.

         For the nine months ended September 31, 1998 and 1997, the Company recorded revenues (repairs, training and other) of approximately $1,505,000 and $1,060,000, respectively, relating to work performed for QTV. At September 30, 1998 and December 31, 1997, $3,057,000 and $1,753,000 relating to those revenues were included in accounts receivable, non-current, respectively. The receivable outstanding as of September 30, 1998 is expected to be realized through the installation of hushkits produced by QTV.

7.       SENIOR NOTES

         On June 5, 1998, the Company consummated the sale of $200,000,000 principal amount of 9-7/8% Senior Notes due June 1, 2008. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by Fine Air and Agro Air (the "Subsidiary Guarantors") on a joint and several basis.

         Separate financial statements of the Subsidiary Guarantors are not presented because: (i) Fine Air Services Corp. is a holding company with no independent operations; (ii) each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company and together comprise all of the Company's direct and indirect subsidiaries; and (iii) management has determined that such information is not material to investors.

         On August 14, 1998, the Company repurchased $10,000,000 principal amount of the Senior Notes at 95% of the face value thereof plus accrued interest of approximately $203,000.

         Contemporaneous with the sale of the Senior Notes, the Company repaid all outstanding long-term debt.

8.       LITIGATION SETTLEMENT

         In January 1997, the Company obtained a $3,400,000 judgment against a former insurance carrier. The judgment was appealed, and final adjudication was made in February 1998. On March 3, 1998, the Company received the full amount of the judgment, which was recognized as other income during the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES.

         Revenues increased 43% to $27.6 million in the third quarter of 1998 from $19.3 million in the third quarter of 1997, primarily due to an increase in revenues from scheduled cargo services of $6.8 million. Revenues in the third quarter of 1997 were adversely affected by a twenty-three day cessation of operations in September of 1997. Total block hours flown by the Company's fleet increased 30.9% to 5,946 in the third quarter of 1998 from 4,544 in the third quarter of 1997 due primarily to an increase of 1,389 hours flown for the Company's scheduled cargo services.

         Revenues from scheduled cargo services increased 56.2% to $18.9 million in the third quarter of 1998 from $12.1 million in the third quarter of 1997, due to an increase in tons of freight transported. Hours flown in scheduled cargo services increased 69.2% from 2,007 hours to 3,396 hours. Tons of freight transported increased 50.9% to 24,048 in the third quarter of 1998 from 15,933 in the third quarter of 1997, primarily as a result of increased sales efforts by the Company's domestic and international sales network in 1998 and the temporary cessation of operations during September 1997.

         Revenues from ACMI services increased 23.1% to $8.0 million in the third quarter of 1998 from $6.5 million in the third quarter of 1997, due primarily to increased ACMI rates. Total block hours flown for ACMI services increased 0.1% to 2,550 in the third quarter of 1998 from 2,539 in the third quarter of 1997.

         Revenues from repairs, training and other decreased to $671,000 in the third quarter of 1998 from $706,000 in the third quarter of 1997.

         OPERATING EXPENSES.

         Flying operations expenses increased 21.7% to $10.1 million in the third quarter of 1998 from $8.3 million in the third quarter of 1997, due primarily to costs associated with the increase in block hours flown in the third quarter of 1998. As a percentage of total revenues, flying operations expenses decreased to 36.6% in the third quarter of 1998 from 43.0% in the third quarter of 1997 primarily as a result of lower fuel prices in 1998.

         Aircraft and traffic servicing expenses increased 45.5% to $3.2 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997, due primarily to costs associated with the increase in scheduled cargo services. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 11.6% in the third quarter of 1998 from 11.4% in the third quarter of 1997, due to the Company's emphasis on scheduled cargo service.

         Maintenance expenses increased 11.1% to $5.0 million in the third quarter of 1998 from $4.5 million in the third quarter of 1997 primarily due to the addition of personnel to handle the increase in block hours and increased line maintenance costs associated with domestic ACMI contracts operated outside of the maintenance hub. As a percentage of total revenues, maintenance expenses decreased to 18.1% in the third quarter of 1998 from 23.3% in the third quarter of 1997.

         General and administrative expenses increased 7.0% to $4.6 million in the third quarter of 1998 from $4.3 million in the third quarter of 1997, due primarily to increased salary expense and professional fees to support expanding operations and the build-up of the Company's infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 16.7% in the third quarter of 1998 from 22.3% in the third quarter of 1997.

         Selling expenses increased 6.7% to $1.6 million in the third quarter of 1998 from $1.5 million in the third quarter of 1997. As a percentage of total revenues, selling expenses decreased to 5.8% in the third quarter of 1998 from 7.8% in the third quarter of 1997.

         Depreciation and amortization expenses increased 13.8% to $3.3 million in the third quarter of 1998 from $2.9 million in the third quarter of 1997, due primarily to increases in capitalized maintenance costs as well as equipment and leasehold improvements. As a percentage of total revenues, depreciation and amortization expenses decreased to 12.0% in the third quarter of 1998 from 15.0% in the third quarter of 1997.

         OPERATING INCOME (LOSS). Operating loss improved to $0.1 million in the third quarter of 1998 from $4.4 million in the third quarter of 1997. The Company's operating margin improved to (0.1%) in the third quarter of 1998 from (22.8%) in the third quarter of 1997.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased $4.5 million in the third quarter of 1998 compared to the third quarter of 1997. Other income in the third quarter of 1997 included a gain on insurance settlement of $3.9 million partially offset by non-recurring expenses (rescinded initial public offering costs and FAA Consent Agreement costs) of approximately $2 million. Interest expense net of interest income increased $2.6 million in the third quarter of 1998 due primarily to the $200 million issuance of 9-7/8% senior notes.

         NET INCOME (LOSS). As a result of the above factors, net loss increased to $2.9 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES.

         Revenues increased 13.7% to $81.4 million for the nine months ended September 30, 1998 from $71.6 million for the nine months ended September 30, 1997, due to an increase in revenues from scheduled cargo services of $9.9 million. Total block hours flown by the Company's fleet increased 12.2% to 17,827 for the nine months ended September 30, 1998 from 15,888 for the nine months ended September 30, 1997, due to an increase in hours flown from scheduled cargo services of 2,666 hours partially offset by a decrease in ACMI hours of 728 hours.

         Revenues from scheduled cargo services increased 21.6% to $55.7 million for the nine months ended September 30, 1998 from $45.8 million for the nine months ended September 30, 1997, due to increases in tons of freight transported and the introduction of two new markets. Scheduled hours increased 38.6% from 6,912 hours to 9,578 hours. Revenue from scheduled cargo service operations in 1997 included $2.2 million of fuel surcharges assessed during the first half of 1997. Tons of freight transported increased 25.4% to 70,087 for the nine months ended September 30, 1998 from 55,907 for the nine months ended September 30, 1997, primarily as a result of increased sales efforts by the Company's domestic and international sales network in 1998 and the temporary cessation of operations during September 1997.

         Revenues from ACMI services increased 0.4% to $24.0 million for the nine months ended September 30, 1998 from $23.9 million for the nine months ended September 30, 1997. During 1998, the Company emphasized its scheduled cargo service. Total block hours flown for ACMI services decreased 8.8% to 8,248 for the nine months ended September 30, 1998 from 8,976 for the nine months ended September 30, 1997.

         Revenues from repairs, training and other decreased to $1.7 million for the nine months ended September 30, 1998 from $1.9 million for the nine months ended September 30, 1997, due primarily to a decrease in third party engine repairs.

         OPERATING EXPENSES.

         Flying operations expenses increased 8.0% to $29.7 million for the nine months ended September 30, 1998 from $27.5 million for the nine months ended September 30, 1997, due primarily to increased intermodal/interline transportation and other costs associated with the increase in scheduled cargo service block hours and tons transported and increased crew costs associated with the increase in total block hours. The increased costs were partially offset by a decrease in fuel costs. As a percentage of total revenues, flying operations expenses decreased to 36.5% for the nine months ended September 30, 1998 from 38.4% for the nine months ended September 30, 1997, primarily as a result of decreased fuel prices.

         Aircraft and traffic servicing expenses increased 31.8% to $8.7 million for the nine months ended September 30, 1998 from $6.6 million for the nine months ended September 30, 1997, due primarily to the addition of personnel to handle the increase in scheduled cargo services, and other cargo related expenses associated with the increase in tonnage. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 10.7% for the nine months ended September 30, 1998 from 9.2% for the nine months ended September 30, 1997, due to the Company's emphasis on scheduled cargo service.

         Maintenance expenses increased 23.6% to $13.1 million for the nine months ended September 30, 1998 from $10.6 million for the nine months ended September 30, 1997, due primarily to the increase in block hours operated and to an increase in field line maintenance requirements associated with new domestic ACMI contracts. As a percentage of total revenues, maintenance expenses increased to 16.1% for the nine months ended September 30, 1998 from 14.8% for the nine months ended September 30, 1997.

         General and administrative expenses increased 11.0% to $13.1 million for the nine months ended September 30, 1998 from $11.8 million for the nine months ended September 30, 1997, due primarily to increased rent, telephone, security, and office expenses to support expanding operations and the build-up of the Company's infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 16.1% for the nine months ended September 30, 1998 from 16.5% for the nine months ended September 30, 1997.

         Selling expenses increased 4.7% to $4.5 million for the nine months ended September 30, 1998 from $4.3 million for the nine months ended September 30, 1997, primarily due to an increase in commissions and other selling expenses associated with the increase in scheduled cargo revenues, partially offset by a $310,000 decrease in provision for bad debts. As a percentage of total revenues, selling expenses decreased to 5.5% for the nine months ended September 30, 1998 from 6.0% for the nine months ended September 30, 1997.

         Depreciation and amortization expenses increased 11.6% to $9.6 million for the nine months ended September 30, 1998 from $8.6 million for the nine months ended September 30, 1997, due primarily to increased amortization of capitalized maintenance costs. As a percentage of total revenues, depreciation and amortization expenses decreased to 11.8% for the nine months ended September 30, 1998 from 12.0% for the nine months ended September 30, 1997.

         OPERATING INCOME. Operating income increased 28.6% to $2.9 million for the nine months ended September 30, 1998 from $2.2 million for the nine months ended September 30, 1997. The Company's operating margin increased to 3.5% for the nine months ended September 30, 1998 from 3.1% for the nine months ended September 30, 1997.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased $2.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, due primarily to increased interest expense net of interest income of $3.9 million in 1998 and a gain on insurance settlement of $3.9 million recorded in 1997, partially offset by a gain of $3.4 million related to a lawsuit judgment in 1998. Interest expense increased to $7.4 million for the nine months ended September 30, 1998 from $600,000 thousand for the nine months ended September 30, 1997 due primarily to added borrowings and the accrued interest related to the $200 million issuance of 9-7/8% senior notes.

         NET INCOME. As a result of the above factors, net income decreased 52.2% to $1.7 million for the nine months ended September 30, 1998 from $3.8 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's primary source of liquidity consisted of $138.3 million in cash and cash equivalents compared to $2.3 million at December 31, 1997. The Company had working capital of $139.7 million at September 30, 1998, compared to $3.0 million at December 31, 1997. In June 1998, the Company received net proceeds of approximately $193.5 million from the sale of $200 million principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes"). Of such amount, the Company used approximately $41.1 million to repay other indebtedness.

         Net cash provided by operating activities was $17.8 million and $13.1 million during the nine months ended September 30, 1997 and 1998, respectively. This decrease in cash flow from operating activities was due primarily to lower credit sales in December 1997 compared to December 1996. Consequently, cash provided by the decrease in accounts receivable was $8.4 million for the nine months ended September 30, 1997 compared to cash used in the increase in accounts receivable of $1.7 million for the nine months ended September 30, 1998. In addition, net income decreased by $2.1 million, and interest payable increased $5.1 million for the nine months ended September 30, 1998 compared to a $0.2 million increase for the same period in 1997.

         Net cash used in investing activities was $7.3 million and $27.8 million for the nine month periods ended September 30, 1997 and 1998, respectively. This increase resulted primarily from $12.7 million in advances to QTV during the nine months ended September 30, 1998 relating to the manufacture of hushkits required to be installed on the Company's DC-8 aircraft and an increase of $4.1 million relating to capitalized engine overhaul and heavy maintenance for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. In addition, net cash used in investing activities was partly offset in the nine month period ended September 30, 1997 by the receipt of insurance proceeds of $6.5 million.

         Net cash provided by financing activities was $150.6 million for the nine month period ending September 30, 1998 compared to net cash used in financing activities of $5.2 million for the same period in the prior year. This increase resulted primarily from the $193.5 million of net proceeds received by the Company from the sale of the Senior Notes plus an additional $12.0 million term note relating to the purchase of an L-1011 aircraft, partially offset by the repayment of all existing debt other than the Senior Notes in the amount of $41.1 million and the purchase of $10 million principal amount of Senior Notes with accrued interest for a discounted total of approximately $9.7 million. The Company made distributions to its shareholders of $3.2 million and $4.0 million in the nine months ended September 30, 1997 and 1998, respectively, primarily to enable the shareholders to pay income taxes related to the Company's income. During May 1998, the Company also made a distribution to its shareholders of approximately $3.5 million in excess of amounts required by the shareholders to pay income taxes.

         The Company has a $45 million credit facility with NationsCredit Commercial Corporation (the "Existing Credit Facility"), which expires in November 2000. Borrowings under the Existing Credit Facility bear interest at the bank's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum. Borrowings under the Existing Credit Facility are collateralized by substantially all of the Company's existing assets. As of September 30, 1998, no amounts were outstanding under the Existing Credit Facility.

         The Company's tax returns for the years ended December 31, 1993 and 1994 are currently under examination by the Internal Revenue Service ("IRS"). The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the FAA, as expenses for tax purposes. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary. Should the IRS take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Any such assessment will be taxable directly to the S Companies' shareholders, rather than to the Company, and the Company will be required to indemnify such shareholders for the amount of the assessment and any taxes incurred by them on account of the receipt of such indemnity payment. Because the examination is in process, the amount of such an assessment is not presently determinable.

         The Company has no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of its DC-8 aircraft. The Company will be required to install hushkits on its existing fleet of 14 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit its 14 DC-8s and to acquire two spare hushkits will be $36.0 million, approximately $24.6 million of which had been incurred as of September 30, 1998. The Company intends to purchase hushkits for this purpose from a related party. Management believes that the cost of the hushkits to be purchased from the related party will be significantly lower than the cost of other hushkits available in the market.

         The Company believes that the net proceeds from the sale of the Senior Notes, together with cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable operating segments, generally on the basis that it is used internally for evaluating segment performance. Required disclosure includes segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of disclosed segment information to the entity's financial statements. Management is currently evaluating the requirements of SFAS No. 131, which will be implemented for the year ending December 31, 1998.

SEASONALITY

         The Company's business has been, and is expected to continue to be, seasonal in nature, with a majority of the Company's revenues and operating income falling in the second half of the year (principally the fourth quarter). The Company's fourth quarter revenues and operating income are typically higher due to an increase in freight transported in anticipation of and during the holiday season. In addition to increased fourth quarter revenues from scheduled cargo services, the Company typically has realized a majority of its ACMI service revenues from flights conducted during this period.

YEAR 2000 COMPLIANCE

         The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable years. The Company has completed the first phase of this project, which included an inventory of its computer network environment and an assessment of the effort involved to bring its internal computer system environment to full Year 2000 compliance. Third-party hardware and software used by the Company are, for the most part, Year 2000 compliant; those that are not compliant will be upgraded or replaced.

Initial review of the Company's DC-8 and L-1011 aircraft computer systems indicate that most of the systems are compliant. The Company has also initiated formal communications with all of its significant suppliers, vendors and/or large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. Assuming that remediation projects can be implemented as planned, the Company believes future costs relating to the Year 2000 issue, which will be expensed as incurred, will not have a material adverse effect on the Company's business, operations or financial condition.

         While the Company believes it is taking all the necessary steps to assure its Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Company plans to have all company controllable systems tested and compliant by mid-1999. The Year 2000 problem is pervasive and complex as virtually all computer systems worldwide will be affected in some way. Consequently, no assurance can be given that all Company used third-party systems and vendors/suppliers can achieve Year 2000 compliance.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         As a result of the August 1997 accident, the Company is currently subject to lawsuits brought by the families of the individuals who died and several businesses that were affected by the accident and is aware of other claims pending which have not reached litigation. All such litigation is being defended by the Company's insurance carrier, without reservation of rights, and management has not reason to believe that the Company's liability insurance coverage will not be sufficient to cover all claims arising from the accident.

         While the Company is from time to time involved in litigation in the ordinary course of its business, there are no material legal proceedings currently pending against the Company or to which any of its property is subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         EXHIBIT NO.         DESCRIPTION OF EXHIBIT
         -----------         ----------------------

           27                Financial Data Schedule

         (b)                 Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINE AIR SERVICES CORP.

Date:    November 13, 1998            By: /s/ BARRY H. FINE
                                          ------------------------------------
                                          Barry H. Fine
                                          President and Chief Executive Officer

                                      By: /s/ ORLANDO M. MACHADO
                                          -------------------------------------
                                          Orlando M. Machado
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial officer and
                                          principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          ------------
  27             Financial Data Schedule