Form 10-K405
period 1998-12-31
FINE AIR SERVICES CORP
filed 1999-04-15
CIK 1066048

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission file number: 333-59359

                             FINE AIR SERVICES CORP.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                               65-0838357
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)             identification No.)

               2261 N.W. 67TH AVENUE
                 BUILDING 700
                 MIAMI, FLORIDA                                33122
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (305) 871-6606

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1999, the aggregate market value of the Company's common equity held by non-affiliates was $0

     The number of shares of Common Stock of the registrant outstanding as of March 15, 1999 was 3,000.


================================================================================

                                INDEX TO ITEMS

                                                                          PAGE
PART I.......................................................................3
      Item 1. Business.......................................................3
      Item 2. Properties....................................................19
      Item 3. Legal Proceedings.............................................19
      Item 4. Submission of Matters to a Vote of Security Holders...........20

PART II.....................................................................21
      Item 5. Market for the Registrant's Common Equity and Related
              Stockholder Matters...........................................21
      Item 6. Selected Financial Data.......................................21
      Item 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................22
      Item 7A.Quantitative and Qualitative Disclosures About Market Risk....34
      Item 8. Financial Statements and Supplementary Data...................35
      Item 9. Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosure...........................51
      Item 10.Directors And Officers Of Registrant..........................51
      Item 11.Executive Compensation........................................53
      Item 12.Security Ownership of Certain Beneficial
               Owners and Management........................................54
      Item 13.Certain Relationships and Related Transactions................54

PART IV.....................................................................56
      Item 14.Exhibits, Financial Statement Schedules
               and Reports on Form 8-K......................................56

                                     PART I

ITEM 1. BUSINESS.

      This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under the caption "Risk Factors that May Affect Future Results" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and elsewhere in this Report.

OVERVIEW

      Fine Air Services Corp. and its subsidiaries (the "Company") is a leading provider of air cargo services between the United States and South and Central America and the Caribbean. Since 1994, the Company has been the largest international air cargo carrier serving Miami International Airport ("MIA"), based on tons of cargo transported to and from that airport. MIA is the largest international cargo airport in the United States and the third largest international cargo airport in the world. The Company's services include: (i) integrated air and truck cargo transportation and other logistics services ("scheduled cargo services"); (ii) long- and short-term ACMI (aircraft, crew, maintenance and insurance) services and ad hoc charters ("ACMI services"); and
(iii) third party aircraft and engine maintenance, repairs and overhauls, training and other services. The Company's scheduled cargo services provide seamless transportation through its MIA hub linking North America, Europe, Asia and the Pacific Rim with 23 South and Central America and Caribbean cities as of December 31, 1998. The Company's customers include international and domestic freight forwarders, integrated carriers, passenger and cargo airlines, major shippers and the United States Postal Service.

      As of December 31, 1998, the Company marketed its scheduled cargo services through a sales network consisting of seven domestic sales offices serving 57 major U.S. cities, six international sales offices serving over 30 cities in Europe, Canada, Asia and the Pacific Rim and 23 sales offices in South and Central America and the Caribbean. The Company receives cargo at its MIA hub and its foreign operations stations (i) through its domestic and international sales network, (ii) from other airlines pursuant to interline agreements and (iii) directly from freight forwarders and other shippers. See "--Customers." The Company utilizes its own fleet of aircraft and the services of other airlines through interline and other contractual relationships to provide reliable air cargo service between MIA and South and Central America and the Caribbean. The Company has interline relationships with over 57 airlines, including Air France, China Airlines, Continental Airlines, Iberia, Korean Air and Virgin Atlantic. The Company's scheduled cargo services transported approximately 94,600 tons of freight in 1998, compared to 68,900, 75,900, 64,900 and 32,000 tons of freight in 1997, 1996, 1995 and 1994, respectively.

      The Company's customers utilize the Company's ACMI services to obtain lift capacity without acquiring their own aircraft. Under a typical ACMI contract, the Company supplies an aircraft, crew, maintenance and insurance, either on a regularly scheduled or ad hoc basis, while the customer bears all other aircraft operating expenses, including fuel, landing and parking fees and ground and cargo handling expenses. The Company's ACMI customers also bear the risk of utilizing the cargo capacity of the Company's aircraft. By offering ACMI services in addition to scheduled cargo services, the Company is able to schedule its fleet to satisfy demand on its own routes while improving utilization and generating additional revenue from ACMI services.

      The Company's FAA-approved repair stations perform a full range of maintenance, repair and overhaul services for DC-8 aircraft and Pratt & Whitney JT3D-3B aircraft engines. The Company also operates professional pilot and mechanic training schools. In 1996, the Company moved into a new hangar and maintenance facility at MIA, which enables the Company to expand its third party repair and maintenance services while performing all necessary repairs and maintenance on its own aircraft. The Company began marketing its third party repair and maintenance capabilities in 1996 and intends to seek certification to provide similar services for other types of aircraft and engines.

ARROW AIR AND ASSET ACQUISITION

      On February 5, 1999 the Company entered into an asset purchase (the "Asset Purchase Agreement") with International Air Leases of PR, Inc. ("IALPR") and Anthony Tirri, the principal stockholder of IALPR. On the same date, the Company entered into a separate stock purchase agreement (the "Stock Purchase Agreement") with IALPR and the stockholders of IALPR

      Under the terms of the agreements, the Company agreed to purchase 100% of the capital stock (the "Arrow Stock") of Arrow Air, Inc. ("Arrow"), an international cargo airline based in Florida, and certain assets generally consisting of (i) specified aircraft consisting of three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, 12 cargo DC-8 aircraft and one passenger DC-8 aircraft; (ii) serviceable and repairable Pratt & Whitney JT3D and JT8D aircraft engines, Rolls Royce RB211 aircraft engines and General Electric CF6 aircraft engines; (iii) inventories of aircraft and engine parts; and (iv) all inventories, parts, and related equipment used in the operations of the airline business of Arrow (collectively, the "Assets"). The purchase price for the Arrow Stock and the Assets is $115.0 million.

      Under the terms of the Asset Purchase Agreement, IALPR agreed, at the option of the Company, to market the sale of certain of the Assets which the Company may elect to sell prior to June 10, 1999, and further agreed upon certain values to be attributable to specified categories of such Assets. In the event that the Company timely elects to sell such specified Assets and does not receive the agreed upon minimum values (essentially 90% of the agreed upon estimated fair market value of such Assets) within 90 days after such Assets are put up for sale, IALPR has agreed to "make whole" the Company for any short-fall in the actual net proceeds received from the sale of such Assets. To secure such "make whole" obligation, the Company received first mortgages on two McDonnell Douglas cargo DC-8 aircraft and one McDonnell Douglas cargo DC-10 aircraft which were not included in the purchased Assets.

      Arrow and the Assets to be acquired by the Company were formerly owned by subsidiaries of International Air Leases, Inc. ("IAL") and its affiliated companies. Consummation of the transactions between the Company and IALPR were subject to IALPR acquiring the capital stock of IAL and its affiliates under a purchase agreement with the former owner of such businesses, as well as obtaining certain government regulatory approvals.

      In order to assist IALPR and its stockholders in completing its acquisition of IAL and its affiliates, on February 10, 1999 the Company provided IALPR with a $115.0 million loan secured by first liens on all of the Assets to be purchased under the Asset Purchase Agreement, certain other aircraft, the personal guarantees of the IALPR stockholders, and a pledge of 100% of the capital stock of IALPR and all of its subsidiaries, including IAL and its corporate affiliates. The loan was evidenced by a 10% note due on the earlier of April 1, 1999 or five business days following the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

      IALPR consummated its acquisition of IAL and its affiliates on February 10, 1999. Following receipt of notice of early termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, on March 10, 1999, the Company completed the acquisition of the Assets by cancellation of $100.0 million principal amount of the IALPR note. The remaining $15.0 million of the IALPR note and accrued interest was retired effective as of April 9, 1999, when the Company completed the acquisition of the Arrow Stock.

COMPANY HISTORY

      For approximately 20 years prior to founding the Company's predecessor in 1976, J. Frank Fine owned farming operations in 12 different Latin American and Caribbean countries and, as a result, had depended on the airlines serving these countries for timely delivery of his products to processing plants located primarily in the United States. Many of these airlines did not maintain adequate capacity to handle the seasonal needs of growers or were ill-equipped to handle the special requirements of doing business in Latin American and Caribbean markets. Perceiving a need for reliable transport, in 1976 Mr. Fine acquired two early model Boeing 707 aircraft which he leased to airlines serving those markets. In 1982, Barry H. Fine joined the Company, which at the time owned three aircraft which it leased primarily to international airlines serving South and Central America and the Caribbean. To maintain control over its operating costs and improve the turn-around time and reliability of its aircraft, the

Company developed its own maintenance and repair capabilities, and was certified in 1986 as an FAA repair station for DC-8 aircraft, and in 1987, as an FAA repair station for Pratt & Whitney JT3D-3B aircraft engines. These certifications allowed the Company to lease and provide its aircraft on an AMI (aircraft, maintenance and insurance) basis. By 1989, the Company's fleet consisted of five DC-8 aircraft, which it leased on an AMI basis to a number of domestic and foreign airlines for both regular and ad hoc cargo service throughout South and Central America and the Caribbean. The Company received its U.S. air carrier operating certificate in November 1992. The Company began developing its own cargo routes in 1994 and has expanded the coverage of its scheduled cargo services from nine destinations as of December 31, 1994 to 23 cities in 16 countries in South and Central America and the Caribbean as of December 31, 1998. The Company opened its first regional sales offices in Houston and New York in 1994. Since that time, the Company has expanded its sales network to include additional regional sales offices in Chicago and Atlanta, 16 cargo sales offices in South and Central America and the Caribbean and general sales agents that represent the Company in the western United States, Canada, Europe, Asia and the Pacific Rim and in seven South and Central American and Caribbean cities as of December 31, 1998.

COMPETITIVE STRENGTHS

      Management believes that the Company's success has largely been the result of the following strengths:

     * ESTABLISHED MARKET POSITION. Since 1994, the Company has transported more international air cargo to and from MIA, the principal air gateway for South and Central America and the Caribbean, than any other carrier. Management believes that the Company has achieved its market position as a result of the frequency of the Company's flights and its excellent reputation for reliability and service to its customers, which include freight forwarders, integrated carriers, passenger and cargo airlines and other major shippers. The Company believes that regulatory and other restrictions imposed by U.S. and foreign governmental authorities would make it difficult for a new airline entrant to obtain the necessary operating authority and route rights to duplicate the Company's business. Management also believes that the scarcity of available facilities at MIA will inhibit potential competitors seeking to duplicate the Company's operations.

     * LOW AIRCRAFT AND OPERATING COST STRUCTURE. The Company maintains a low cost structure through: (i) the opportunistic acquisition of used aircraft, engines and spare parts, (ii) the elimination of duplicative costs by maintaining favorable labor rates and other operating costs associated with the centralizing of its principal flight and maintenance operations in Miami, (iii) the "in-sourcing" of activities such as training, aircraft and engine repairs and maintenance, and
          (iv) the use of its own ground and cargo handling personnel and equipment. The Company also seeks to increase its profitability and enhance aircraft utilization by maintaining an optimum balance of scheduled cargo services and ACMI services for third parties. The Company's low cost structure enables it to utilize its aircraft profitably in lower yielding freight markets.

     * ASSET OWNERSHIP. The Company has made a substantial investment to acquire the assets necessary to support its operations, including its fleet of aircraft, an inventory of used spare aircraft engines, spare parts and aircraft components, maintenance and engine repair equipment and substantially all of the equipment and vehicles for its aircraft ground and cargo handling requirements. See "--Aircraft Fleet" and "--Arrow Air and Asset Acquisition." Management believes that the value of the Company's operating assets is substantially in excess of their book value. The Company has also made a substantial commitment of capital and resources to obtain required governmental authorizations, develop its sales and marketing network and build the infrastructure necessary to support its scheduled cargo and ACMI services.

     * EXPERIENCED MANAGEMENT TEAM. The Company is led by an experienced management team, headed by Messrs. Frank and Barry Fine, who together have over 50 years of experience in the air cargo industry and whose knowledge of the South and Central American and Caribbean business environment has been a key element of the Company's success. The other key members of the Company's management team, including those responsible for the Company's flight operations, maintenance and repair facilities, as well as marketing and sales activities, each have over 20 years of industry experience, including significant experience in the Company's markets.

     * DIVERSITY OF CUSTOMER BASE. The Company offers a wide range of air cargo services to a diverse customer base of over 1,200 customers that includes international and domestic freight forwarders, integrated carriers, passenger and cargo airlines, major shippers and the United States Postal Service. Because the Company is able to provide its customers a broad range of services tailored to their particular needs, management believes that the Company is well positioned to benefit from the expected long-term growth in demand for air freight transportation between the United States and South and Central America and the Caribbean.

GROWTH STRATEGY

      The Company's growth strategy revolves around capitalizing on its position as a leading provider of air freight transportation services between the United States and South and Central America and the Caribbean. Principal elements of the Company's strategy are as follows:

     * INCREASE LIFT CAPACITY. The Company believes that there are opportunities to expand its air cargo services to South and Central America and the Caribbean and intends to strengthen its market position by utilizing both the capabilities and capacity of its existing aircraft and the increased range and capacity of the widebody aircraft it has acquired. Management believes that the Company's existing aircraft fleet (including its recently acquired aircraft) will accommodate expected growth in air freight service demand in the Company's existing markets and can also be employed effectively to commence service to new markets within South and Central America and the Caribbean. The Company intends to increase the number of markets it can serve and its capacity in existing markets by adding both widebody and additional DC-8 aircraft to its fleet. In December 1997, the Company acquired an L-1011 aircraft, which was placed into service in February 1999. In addition, the Company has recently acquired three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, 12 cargo DC-8 aircraft and one passenger DC-8 aircraft. See "--Arrow Air and Asset Acquisition." Widebody aircraft have longer range and significantly larger volume capacity than DC-8s and will permit the Company to extend its route structure to serve the southernmost countries of South America, such as the Mercosur countries, and to more economically serve high cargo volume routes on which the Company currently operates multiple daily flights. DC-8s that are utilized on these routes will be redeployed to increase capacity to existing markets and to develop service to new destinations that are more efficiently served with narrowbody aircraft. Management believes that increasing the number of destinations the Company serves will enhance its ability to develop and broaden relationships with freight forwarders, airlines and other shippers.

     * EXPAND SALES NETWORK AND TRANSPORTATION LOGISTICS SERVICES. The Company plans to expand its domestic and international sales network by opening new domestic sales offices, adding sales personnel, increasing the number of general sales agents who market the Company's services domestically and internationally and expanding the Company's interline relationships with major international airlines. The Company has general sales agents that market its air cargo services in the western United States, Canada, Europe, Asia and the Pacific Rim. The Company supplements the air cargo sales efforts of its own personnel and general sales agents by entering into interline relationships with international airlines that sell air freight services to destinations served by the Company. The Company intends to expand the number of such relationships and the amount of air freight it transports for these airlines. The Company also plans to increase the scope of its transportation logistics services, particularly in South and Central America and the Caribbean, where other airlines and freight forwarders play a much smaller role in arranging for these services. The Company already offers its customers intermodal services, such as local freight pick-up and delivery, in El Salvador and the Dominican Republic.

     * EXPAND ACMI SERVICES. Management believes that demand for ACMI services will continue to increase, primarily from South and Central American, Caribbean and domestic carriers seeking to increase their lift capacity without committing to purchase or lease additional aircraft. Management further believes that the Company's recent acquisitions of additional widebody aircraft will enable it to market its ACMI services to a broader range of customers, including those who require the longer range and/or larger volume capacity of these aircraft. The Company also plans to utilize its existing and newly acquired DC-8s to increase its ACMI capabilities. By continuing to provide ACMI services with its existing and newly-acquired aircraft, the Company believes that it can further increase aircraft utilization at the same time it expands its scheduled cargo services.

     * PURSUE STRATEGIC ACQUISITIONS. The Company intends to continue to pursue strategic acquisitions that are complementary to the Company's business, such as the acquisition of Arrow Air and the Assets. See "--Arrow Air and Asset Acquisition." Management's criteria for identifying attractive acquisition opportunities include: (i) expanding fleet size at a favorable cost, (ii) diversifying and expanding the Company's customer base, (iii) increasing economies of scale related to maintenance and cargo handling and (iv) adding operating and route authority.

AIR CARGO SERVICES

      The Company's scheduled cargo services provide seamless transportation through its MIA hub linking North America, Europe, Asia and the Pacific Rim with South and Central America and the Caribbean to serve the varied needs of international and domestic freight forwarders, integrated carriers, passenger and cargo airlines, major shippers and the United States Postal Service. The Company offers its customers a number of services, including scheduled cargo services, ACMI services, ad hoc charters and transportation logistics services, such as warehousing, local pick-up and intermodal transportation of freight.

      SCHEDULED CARGO SERVICES

      As of December 31, 1998, the Company offered regular air cargo service between its MIA hub and 23 cities in South and Central America and the Caribbean, of which 17 are served directly by Company routes, three are served by customers that utilize the Company's aircraft on an ACMI or AMI basis to service such routes and three are served by other airlines pursuant to interline relationships. Cargo service is offered on a pre-booked, priority or space-available basis, and the Company imposes no size or weight restrictions on shipments, except limitations necessitated by the capacity of the aircraft serving the particular route. The Company does not dedicate a particular aircraft to any one route and maintains the flexibility to adjust its flight services, number of daily flights and the cargo capacity of the aircraft serving each destination and to add intermediate stops to pick up or deliver additional cargo based on variations in demand. The Company has operated as many as six flights per day to a particular destination to meet the demand for air cargo service to such destination. The Company's scheduled cargo services transported approximately 32,000 tons of freight in 1994 and approximately 94,600 tons of freight in 1998, a compound annual increase of 31.1%.

      The Company's freight rates are based upon the type of freight, weight or volume, delivery service and destination. Rates vary depending on the type of freight and, in most instances, durable goods and perishables command higher rates than dry goods. The Company offers priority next day delivery service at double the Company's normal rates and second day delivery service which is billed on a space-available basis. Rates on longer routes generally are higher than short-haul destinations. Freight is priced on a per kilogram basis and is adjusted for low weight, high volume freight in accordance with industry standards. The Company also offers pallet rates for larger shipments. From time to time, the Company's customers require the shipment of hazardous or restricted materials or oversized pieces which require additional handling, and the customer is charged higher rates. The Company charges a base rate plus prevailing second carrier agreement rates for its interline services.

      As of December 31, 1998, the Company offered scheduled cargo services to and from MIA and the following destinations:


                DESTINATION               DAYS OF SERVICE  ROUND-TRIP FLIGHTS
          COUNTRY              CITY         PER WEEK(1)        PER WEEK(1)
          -------              ----         -----------        -----------
  British Virgin Islands  Tortola(2)             1                  1
  Colombia                Bogota(3)              6                 18
  Costa Rica              San Jose               5                  5
  Dominican Republic      Santo Domingo          6                  6
  Dominican Republic      Puerto Plata           3                  3
  Ecuador                 Guayaquil              6                  9
  Ecuador                 Quito                  6                 11
  Ecuador                 Manta                  2                  2
  El Salvador             San Salvador           5                  5
  Guatemala               Guatemala City         7                 12
  Haiti                   Port-au-Prince         2                  2
  Honduras                San Pedro Sula         4                  4
  Jamaica                 Montego Bay(3)         3                  3
  Jamaica                 Kingston(3)            3                  3
  Nicaragua               Managua                5                  5
  Panama                  Panama City            6                  6
  Puerto Rico             San Juan               7                  9
  Trinidad and Tobago     Port-of-Spain          2                  2
  U.S. Virgin Islands     St. Thomas(2)          5                  5
  U.S. Virgin Islands     St. Croix(2)           5                  5
  Venezuela               Caracas                6                 10
  Venezuela               Maracaibo              3                  3
  Venezuela               Valencia               7                  7

----------

(1) Represents the typical number of days of service and round-trip flights per week that the Company offers air cargo services to and from each destination. The actual number of days of service and round-trip flights per week to a destination varies depending on demand.

(2) The Company sells air cargo services for these destinations, which it does not directly serve. Customers' cargo is transferred pursuant to an interline arrangement at the Company's Puerto Rico hub.

(3) The Company sells air cargo services on these routes, on which other carriers provide service utilizing the Company's aircraft, either on an ACMI or AMI basis.


      The Company transports a broad range of goods and commodities. Generally, a majority of the southbound freight consists of durable goods, such as industrial equipment and parts, electronic and computer equipment, medical instruments, pharmaceuticals, vehicles, oilfield equipment, magazines, newspapers and mail, consumer durables and textiles. Northbound freight is comprised mainly of finished textiles, pharmaceuticals, handicrafts and perishables, including seafood, flowers and fruits and vegetables. Many of the items that the Company transports northbound to the United States are perishable commodities, and its customers rely on the dependability of the Company's cargo service and its ability to accommodate seasonal and variable air freight requirements.

      CARGO SALES NETWORK AND MARKETING

      Cargo Sales Network. As of December 31, 1998, the Company's sales network was comprised of the Company's Miami headquarters, six regional sales offices in major U.S. cities (four of which are Company operated and two of which are operated by general sales agents), 23 sales offices in South and Central America and the Caribbean (17 of which are Company operated and six of which are operated by general sales agents) and general sales agents in Europe, Canada, Asia and the Pacific Rim. The Company's sales efforts are designed to maximize utilization of the Company's scheduled cargo service by seeking to achieve a balance between southbound and northbound air cargo shipments.

      Each of the Company's sales offices markets the Company's air cargo services to customers within its region. The Company's U.S. sales offices, as well as its offices in El Salvador and the Dominican Republic, have transportation logistics capabilities, including intermodal relationships with major trucking companies for local pick-up and delivery of customers' freight. Company personnel solicit shipment orders and process air waybills and other documentary requirements for customers' shipments. In areas not covered directly by the Company's own sales personnel, the Company engages general sales agents on a commission basis to sell its air cargo services. Most of these general sales agents represent the Company on an exclusive basis to destinations served by the Company. Air cargo sales made by general sales agents are based on the Company's published rate sheets and are documented utilizing the Company's air waybills.

      The following table sets forth certain information concerning the location of the Company's and its general sales agents' offices and the major cities served by such offices as of December 31, 1998:


                   DOMESTIC                                                   INTERNATIONAL
---------------------------------------------          ------------------------------------------------
 LOCATION AND CITIES SERVED      DATE OPENED           LOCATION AND CITIES SERVED         DATE OPENED
 --------------------------      -----------           --------------------------         -----------

MIAMI                            1st Qtr. 1994         Caracas, Venezuela                 1st Qtr. 1994
  Ft. Lauderdale, FL                                   Guatemala City, Guatemala          1st Qtr. 1994
  Jacksonville, FL                                     Managua, Nicaragua                 1st Qtr. 1994
  Orlando, FL                                          Maracaibo, Venezuela               1st Qtr. 1994
  Tallahassee, FL                                      San Pedro Sula, Honduras           1st Qtr. 1994
  Tampa, FL                                            San Salvador, El Salvador          1st Qtr. 1994
                                                       Panama City, Panama                3rd Qtr. 1994

HOUSTON, TX                     1st Qtr. 1994          San Jose, Costa Rica               3rd Qtr. 1994
  Austin, TX                                           Guayaquil, Ecuador                 2nd Qtr. 1995
  Albuquerque, NM                                      Port of Spain, Trinidad            2nd Qtr. 1995
  Dallas, TX                                           Port Au Prince, Haiti(1)           2nd Qtr. 1995
  Laredo, TX                                           Quito, Ecuador                     2nd Qtr. 1995
  Little Rock, AK                                      British Virgin Islands(1)          3rd Qtr. 1995
  New Orleans, LA                                      San Juan, Puerto Rico              3rd Qtr. 1995
  Memphis, TN                                          U.S. Virgin Islands(1)             3rd Qtr. 1995
  Oklahoma City, OK
  San Antonio, TX                                      LONDON, ENGLAND(1)                 4th Qtr. 1995
  Tulsa, OK                                              Amsterdam, Holland
                                                         Brussels, Belgium
NEW YORK, NY                    1st Qtr. 1994            Dublin, Ireland
  Albany, NY                                             Frankfurt, Germany
  Baltimore, MD                                          Paris, France
  Boston, MA                                             Prestwick, Scotland
  Buffalo, NY                                            Milan, Italy
  Hartford, CT                                           Madrid, Spain
  Newark, NJ                                             Copenhagen, Denmark
  Norfolk, VA                                            Zurich, Switzerland
  Philadelphia, PA                                       Lisbon, Portugal
  Pittsburgh, PA
  Providence, RI                                         Bogota, Colombia                1st Qtr. 1996
  Richmond, VA                                           Kingston, Jamaica(1)            1st Qtr. 1996
  Rochester, NY                                          Montego Bay, Jamaica(1)         1st Qtr. 1996
  Syracuse, NY                                           Puerto Plata, D.R.              1st Qtr. 1996
  Washington, D.C.                                       Santo Domingo, D.R.             1st Qtr. 1996

SAN FRANCISCO, CA(1)           1st Qtr. 1995           TORONTO, ONTARIO(1)               1st Qtr. 1997
  Denver, CO                                             Calgary
  Portland, OR                                           Regina
  Salt Lake City, UT                                     Vancouver
  Seattle, WA                                            Winnipeg

CHICAGO, IL                    1st Qtr. 1995           MONTREAL, QUEBEC(1)               1st Qtr. 1997
  Cleveland, OH                                          Halifax
  Cincinnati, OH                                         Ottawa
  Columbus, OH                                           Quebec City


                   DOMESTIC                                                   INTERNATIONAL
---------------------------------------------          ------------------------------------------------
 LOCATION AND CITIES SERVED      DATE OPENED           LOCATION AND CITIES SERVED         DATE OPENED
 --------------------------      -----------           --------------------------         -----------

  Detroit, MI
  Indianapolis, IN                                     HONG KONG AND BEIJING(1)           2nd Qtr. 1997
  Kansas City, MO                                         Bangkok, Thailand
  Lincoln, NE                                             Djakarta, Indonesia
  Louisville, KY                                          Ho Chi Min City, Vietnam
  Milwaukee, WI                                           Kuala Lumpur, Malaysia
  Minneapolis, MN                                         Osaka, Japan
  Omaha, NE                                               Seoul, Korea
  St. Louis, MO                                           Shanghai, Peoples
                                                            Republic of China

LOS ANGELES, CA(1)              1st Qtr. 1995             Singapore
  Las Vegas, NV                                           Taipei, Taiwan
  Phoenix, AZ                                             Tokyo, Japan
  San Diego, CA

ATLANTA, GA                     1st Qtr. 1995
  Birmingham, AL                                       SYDNEY/MELBOURNE,                  1st Qtr. 1998
  Charlotte, NC
  Columbia, SC                                         JOHANNESBURG, SOUTH AFRICA(1)      1st Qtr. 1998
  Greensboro, SC
  Jackson, MS                                          Manta, Ecuador                     2nd Qtr. 1998
  Knoxville, TN                                        Valencia, Venezuela                2nd Qtr. 1998
  Nashville, TN
  Savannah, GA
  Winston-Salem, NC


----------

(1)  Represents the office of a general sales agent or interline sales agent.


      Marketing. The Company's sales personnel and general sales agents market the Company's air cargo services directly to freight forwarders, integrated carriers, passenger and cargo airlines and major shippers. The Company participates in international air cargo trade shows and advertises its services in industry trade journals. General sales agents directly market the Company's air cargo services to potential customers within their territories using the Company's trade name. In addition, some of the Company's general sales agents, such as Air Cargo Partners (an affiliate of Virgin Atlantic), which represents the Company in Europe and Asia, include the Company's air cargo services in their sales literature and published rate sheets.

      TRANSPORTATION LOGISTICS SERVICES

      Freight forwarders, integrated carriers and airlines generally deliver their cargo to the Company's facility at the point of departure. Accordingly, most of the freight transported by the Company is either delivered to the Company's MIA hub for shipment to South or Central America or the Caribbean, or to a Company operations station in South or Central America or the Caribbean for shipment to the United States or beyond. Smaller freight forwarders with less developed logistics capabilities often rely on the Company to arrange for truck or air transportation of their cargo between the Company's MIA hub and the point of origin and/or destination. In addition, some major freight forwarders request the Company to arrange for shipment, generally by truck carrier, of their customers' freight from the point of origin to expedite shipment and minimize administrative and handling costs.

      When the Company provides transportation logistics services, Company personnel determine the best means of, and then arrange for, the transportation of the freight between the Company's warehouse facilities in Miami and the customers points of origin and destination. Whenever possible, the Company seeks to achieve cost savings for its customers by consolidating shipments and using major truckload carriers to transport the consolidated freight. Southbound shipments that are more time-sensitive or which have a value that justifies the cost of expedited delivery usually are transported by air on scheduled passenger or cargo airlines to Miami. Each Company sales office maintains warehouse capabilities for storage and consolidation of freight, generally through arrangements with local third party warehouse operators.

      The Company offers its customers a variety of ancillary services tailored to their particular needs. These services include arranging for local pick-up and delivery, warehousing of cargo shipments, expedited document delivery for customs clearance and priority notification to consignees of cargo arrival. The Company also assists in the preparation of air waybills and shipping documents (including customs export declarations, pro forma and foreign consular invoices and other customs documentary requirements), assists its customers in obtaining export or import licenses and arranges for cargo insurance. The Company generally charges its customers additional fees for each of these services.

      CUSTOMERS

      Freight Forwarders. Freight forwarders are important participants in the domestic and international air freight markets. Major international freight forwarders increasingly have become reluctant to arrange transportation of their customers' freight through integrated cargo carriers (such as FedEx, UPS or DHL) because these carriers compete with the freight forwarders for the same cargo customers. As a result, management believes that air cargo service companies such as the Company, who can provide reliable air cargo services and handle the air and truck cargo transportation requirements of both large and small freight forwarders, have an opportunity to capture an increasing share of the air freight market. Management estimates that sales to freight forwarders in 1998 accounted for approximately 80% of the Company's revenues from scheduled cargo services. Freight forwarder customers include major international freight forwarders (such as Air Express International, Danzas, Eagle USA, Expeditors International, Fritz Companies and Nippon Express) as well as smaller regional freight forwarders.

      Interline Customers. Many major international airlines sell air cargo services to destinations they do not serve directly and utilize other airlines or cargo carriers to transport their customers' cargo from the cities they serve to the ultimate destination. For example, most of the Company's European interline customers fly to Miami or one or more major South and Central American or Caribbean destinations but sell air cargo services to other destinations to which they have no direct flights. These airlines will deliver cargo to the Company at its MIA hub or a regional sales office for transportation at a fixed rate to the Company's South and Central American or Caribbean scheduled destinations. The Company also transports cargo at a fixed rate from its South and Central American and Caribbean scheduled destinations to interline customers at its MIA hub to be distributed by interline customers to destinations throughout the world. As of December 31, 1998, the Company handled interline freight for the following airlines:

Aerolineas Argentinas       B.W.I.A.                     Lan Chile Airlines        Tampa Airlines S.A.
Aeromar                     Cargolux                     Lauda                     Tolair
Aero Transcolombiana        Challenge                    Laparkan                  Tower Air
Air Canada                  China Airlines               L.T.U. Int'l Airways      TransWorld Airlines
Air France                  Continental Airlines         Lufthansa                 Turks Air
Air Haiti                   Copa Airlines                Malev                     United Airlines
Air Jamaica                 Delta Airlines               MAS Air                   U.S. Airways
Air New Zealand             El Al                        Martinair                 Varig Brazilian Airlines
Alitalia                    EVA Air                      Midas Airlines            Virgin Atlantic Airways
ALM Antillean Airlines      Fast Air                     NICA
American Airlines           Finnair                      Northwest Orient
Amerijet                    Four Star Cargo              Polar Air Cargo
Austrian Airlines           Iberia                       Qantas Airways Limited
Avensa/Servivensa           Interamericana               South African Airways
Aviateca                    Korean Air                   Surinam Airways
British Airways             LACSA                        Taca International Airlines


      Other Customers. The Company's customers also include the United States Postal Service, the U.S. Department of State, industrial manufacturers, distributors and other large corporations that arrange for the shipment of their own air freight. Because of the Company's reliability, reputation and position in its South and Central American and Caribbean markets, several major multinational corporations have also either directed their independent freight forwarders to use the Company's air cargo services or designated the Company as their air carrier of choice for shipments to or from these markets.

      During the years ended December 31, 1998 and 1997, Aero Transcolombiana de Carga, S.A. accounted for 8.7% and 13.5%, respectively of the Company's total revenues. The Company had no single customer that accounted for more than 10% of its total revenues in 1996.

      ACMI SERVICES

      Certain of the Company's customers, most of which are international airlines, utilize the Company's ACMI services to obtain lift capacity without acquiring their own aircraft. Under these contracts, the Company provides its aircraft from as infrequently as one flight per week to as many as twelve flights per week, or on an ad hoc basis. In addition, one of the Company's aircraft currently is dedicated exclusively to service under an AMI contract that expires in 2001. The Company also provides ACMI services for the seasonal or peak demands of Latin American produce and flower growers and domestic delivery services such as the United States Postal Service and United Parcel Service. Additionally, the Company has received certification to fly equipment and cargo for the U.S. Department of Defense.

      A typical ACMI contract requires the Company to supply the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing and parking fees and ground and cargo handling expenses. Under the contract, the Company has exclusive operating control and direction of its aircraft and its customer must obtain any government authorizations and permits required to service the designated routes. See "--Government Regulation." Most of the Company's ACMI contracts do not require the Company to operate a specific aircraft for its customer. Generally, the Company's ACMI contracts are for a two-year term but are cancelable by either party upon five days' written notice.

      With the exception of one aircraft operated by an AMI customer, all of the Company's aircraft are operated both on its own cargo flights and for ACMI customers. This enables the Company to schedule its fleet to satisfy demand on its own routes while improving fleet utilization and generating additional revenue from ACMI services.

AIRCRAFT FLEET

      As of March 1, 1999, the Company's operating fleet consisted of 14 narrowbody DC-8s, which are short- to medium-range (2,000 to 3,000 nautical miles), medium cargo volume (72,000 to 93,000 pounds) aircraft and one L-1011 widebody aircraft, which is a short to medium range (2,000 to 3,000 nautical miles), high cargo volume (125,000 pounds) aircraft. The Company's fleet includes two "stretch" DC-8s, which have a longer fuselage and more cargo volume capacity and are generally utilized by the Company to serve higher volume routes. In addition, the Company has recently acquired three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, 12 cargo DC-8 aircraft and one passenger DC-8 aircraft. See "--Arrow Air and Asset Acquisition." The Company maintains flexibility to adjust on a daily basis the aircraft it uses for its own cargo routes based on demand. For example, the Company may respond to low demand on a particular route by utilizing the same aircraft to handle two or more destinations or to satisfy higher demand on another route by utilizing its stretch aircraft or adding additional flights. Similarly, although the Company may commit to provide a cargo flight for an ACMI customer at a particular time or date, the Company maintains the flexibility to utilize whichever of its aircraft best serves the capacity and distance required for the flight.

      As of March 1, 1999, the Company's aircraft ranged in age from 21 to 40 years, with an average age of approximately 31 years. Based on the DC-8's useful life estimated by the FAA and McDonnell Douglas and the Company's current maintenance program, the Company expects to be able to operate its DC-8 aircraft for at least 10 more years.

      The following table contains information concerning the Company's operating fleet at March 1, 1999 (which does not include the aircraft acquired in connection with the Arrow Air and Asset Acquisition):

                                                              MOST RECENT MAJOR
  AIRCRAFT     YEAR OF       NO. OF PALLETS    APPROX. CARGO    MAINTENANCE
    TYPE     MANUFACTURE      UPPER/LOWER     CAPACITY (LBS)      CHECK(1)
-------------------------------------------------------------------------------
DC-8-61F        1971             18/4              91,300     June 1997
DC-8-61F        1967             18/4              91,800     April 1998
DC-8-55JT       1965             13/2              92,700     September 1998 (2)
DC-8-54JT       1965             13/2              92,300     March 1999 (2)
DC-8-54JT       1968             13/2              91,700     February 1999

                                                              MOST RECENT MAJOR
  AIRCRAFT     YEAR OF       NO. OF PALLETS    APPROX. CARGO    MAINTENANCE
    TYPE     MANUFACTURE      UPPER/LOWER     CAPACITY (LBS)      CHECK(1)
-------------------------------------------------------------------------------

DC-8-54JT       1963             13/2              92,300     July 1998
DC-8-54JT       1963             13/2              92,200     December 1998
DC-8-54JT       1963             13/2              89,200     June 1998
DC-8-54JT       1963             13/2              92,600     December 1998
DC-8-54FM       1962             13/2              91,500     March 1999
DC-8-51F        1968             13/2              77,200     February 1998
DC-8-51F        1966             13/2              75,200     March 1999
DC-8-51F        1964             13/2              75,300     October 1997
DC-8-51F        1959             13/2              72,300     December 1998
L-1011          1978             23/5             125,000     January 1999

----------

(1) The most recent major maintenance check for each aircraft was a "C" check, unless otherwise indicated. See "--Maintenance."

(2)  The most recent major maintenance check for this aircraft was a "D" check.


      The Company has recently increased its lift capacity by acquiring widebody aircraft and additional DC-8 aircraft. In December 1997, the Company acquired an L-1011 aircraft, which was placed into service in February 1999. In addition, the Company has recently acquired three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, 12 cargo DC-8 aircraft and one passenger DC-8 aircraft. See "--Arrow Air and Asset Acquisition." As it has in the past, the Company expects to acquire additional aircraft from a variety of sources, including airlines, aircraft leasing companies, banks and other financial institutions and individual aircraft owners.

      Widebody aircraft, such as the McDonnell Douglas DC-10 or the Lockheed L-1011, are capable of mid-range and long-range flights carrying a larger volume cargo, resulting in operating efficiencies and economies of scale. The Company believes that operating widebody aircraft will allow it to commence service to more distant destinations which cannot be effectively served by the Company at present due to the cargo capacity and range of its current fleet, as well as increase its flexibility to serve current markets where air freight demand is strong. To the extent the Company utilizes widebody aircraft to service existing routes, it will re-deploy the DC-8s currently serving those markets to increase capacity to other markets, develop service to new markets which are more efficiently serviced by narrowbody aircraft and increase its ACMI services.

      Flight Operations and Control. The Company's flight operations (including aircraft dispatching, flight following and crew scheduling) are planned and controlled by the Company's dispatch and flight operations personnel from the Company's MIA base. The Company's flight control office is manned 24 hours per day, seven days per week. Logistical support necessary for operations into the airports served by the Company's flights also are coordinated from the Company's MIA base.

      To enhance the reliability of its service, the Company seeks, when possible, to maintain at least one spare aircraft at all times. The spare aircraft can be dispatched on short notice to most locations served by the Company when a substitute aircraft is needed. Maintaining one or more spare aircraft allows the Company to better ensure the availability of aircraft for its regular cargo flights and to provide its ACMI customers with a high dispatch reliability.

      Maintenance. The Company performs at its own facilities substantially all of the inspections, maintenance and repairs required to keep the Company's fleet of DC-8 aircraft in operation and in compliance with the Company's FAA-approved maintenance program. In addition, the Company performs line maintenance on its L-1011 aircraft but outsources the heavy maintenance on these aircraft. Whenever possible, the Company also utilizes its own employees to perform line maintenance, such as correcting irregularities noted by flight crews and maintaining aircraft log books, at the foreign airports served by the Company. By maintaining its own fleet of DC-8 aircraft, the Company believes that it reduces the maintenance costs, minimizes out-of service time for its DC-8 aircraft and achieves a high level of reliability.

      For DC-8 aircraft, maintenance required by the FAA includes: routine daily maintenance; maintenance every 150 hours or six months, whichever comes first (an "A Check"), at an approximate cost of $500; scheduled maintenance every 425 hours or 12 months, whichever comes first (a "B Check"), at an approximate cost of $7,000; scheduled major maintenance work every 3,300 hours or 36 months, whichever comes first (a "C Check"), at an approximate cost of $500,000; and a major maintenance overhaul every 25,000 hours or 12 years, whichever comes first (a "D Check"), at an approximate cost of between $1.3 million and $1.6 million. The Company generally schedules major maintenance on its aircraft during periods of lower utilization. For L-1011 aircraft, maintenance required by the FAA includes: routine daily maintenance; maintenance every 300 hours (an "A Check"), at an approximate cost of $25,000; scheduled maintenance every 3,000 hours or 13 months, whichever comes first (a "C Check"), at an approximate cost of $1 million; and a major maintenance overhaul every 24,000 hours or 10 years, whichever comes first (a "D Check"), at an approximate cost of $2.5 million. The Company estimates that for DC-8 aircraft, at current rates of operation, six scheduled C Checks will be completed on the Company's aircraft in 1999 and six will be completed in 2000 and that, on average, one of its aircraft will require a D Check each year. It is anticipated that a C Check will be required in 2000 of the Company's L1011 aircraft which was placed in service in February 1999. In addition, the Company will have to perform such regularly scheduled maintenance on the aircraft recently acquired pursuant to the Arrow Air and Asset Acquisition.

      Since 1986, the Company's maintenance facility has been certificated as an FAA repair station to perform maintenance on DC-8 series aircraft and their related avionics and accessories, including all required airframe maintenance, ranging from routine inspections to major airframe overhauls, as well as ADs and service bulletin compliance. The Company also operates an FAA certified repair station for Pratt & Whitney JT3D-3B aircraft engines, which performs complete repair services on the Company's DC-8 aircraft engines. The Company's MIA facility accommodates up to two large widebody aircraft (such as Boeing 747s), three medium widebody aircraft (such as McDonnell Douglas DC-10s or Lockheed L-1011s) or three narrowbody aircraft (such as DC-8s) simultaneously for repairs and maintenance. See "Item 2. Properties."

      The Company's maintenance and engineering personnel coordinate all routine and non-routine maintenance operations, including tracking the maintenance status of each aircraft, communicating with maintenance personnel in connection with every arrival and departure, consulting with manufacturers and vendors about procedures to correct irregularities and training the Company's line maintenance personnel on the requirements of the Company's FAA-approved maintenance program. The Company conducts virtually all of its own maintenance training.

      The Company owns 20 used spare Pratt & Whitney JT3D-3B aircraft engines and an extensive inventory of spare aircraft parts and consumable materials required to support line maintenance, scheduled airframe maintenance and engine maintenance and repairs. The Company purchased such spare aircraft engines at various times between 1987 and 1995 and has maintained its spare aircraft engines in accordance with FAA standards. In addition, in connection with the Arrow Air and Asset Acquisition, the Company acquired additional serviceable and repairable Pratt & Whitney JT3D and JT8D aircraft engines, Rolls Royce RB211 aircraft engines and General Electric CF6 aircraft engines and additional inventories of aircraft and engine parts. See "--Arrow Air and Aircraft Acquisition." All spare aircraft engines are continually overhauled and refurbished to extend their useful life and are used in the Company's normal operations on an as-needed basis. In addition, the Company owns larger aircraft components, such as airframe structures, landing gears and flight controls. The Company also owns three DC-8s that are used solely for parts and has a supply of parts from four disassembled aircraft. The Company opportunistically purchases spare parts, spare engines, entire inventories and other aircraft components when "bulk" purchases of these items have been available or market conditions are otherwise favorable. Generally, bulk purchase opportunities have arisen when airlines or manufacturers of parts sell large amounts of inventory in a single transaction or in conjunction with a bankruptcy. Opportunistic inventory purchases have allowed the Company to obtain a large inventory of spare parts at a lower cost than could have been obtained by purchasing on an individual basis. From time to time, parts may become unavailable or be in short supply. In the past, the Company has been able to design and manufacture from manufacturers' drawings structural parts pursuant to a limited license granted by the manufacturer. The Company believes that such practices will continue to be available within the industry in the near future.

      Training. The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Initial pilot training consists of a two-month program that involves FAA regulations and licensing exams, emergency and security procedures, handling of hazardous materials, systems, flight simulator sessions and actual operating experience with the Company's aircraft. The Company generally hires pilots whom it has "pre-screened" as a result of such training. The Company pays for all of the recurrent training required for its pilots and pays for most of the training of its ground service and maintenance personnel. The Company's training programs have received all required FAA approvals.

      The Company operates its own professional training schools at its FAA-approved MIA facility, where it conducts all of the training programs required for its personnel. In addition, the Company offers training to third-party individuals in an effort to control its overhead costs related to training.

      Ground Handling. The Company utilizes its own ground handling personnel and equipment for loading, servicing and maintaining the Company's aircraft at MIA and at most of the other airports served by the Company.

      Fuel. Fuel is a significant operating cost. The Company generally purchases bonded fuel which is tax-free to the Company because the fuel is utilized for international flights. The Company's exposure to fuel risk is reduced to the extent that it provides air cargo services under ACMI contracts, under which the customer is responsible for providing fuel. The Company does not believe that fluctuations in the price of fuel have had a significant impact on its results of operations in recent years because it has been able to pass on increases to customers in the form of fuel surcharges.

INFORMATION SYSTEMS

      The Company has invested significant management and financial resources in the development of information systems to facilitate its cargo, flight and maintenance operations, provide its personnel accurate and timely information and increase the level of service and information provided to its customers. The Company continually assesses its management information systems and, as of March 1999, had entered into agreements with certain software vendors to provide information systems for maintenance and logistics management and cargo handling management. Additionally, the Company is currently negotiating with another software vendor to replace existing financial applications systems. Assessment and selection of systems for flight operations and crew management is currently underway with system implementation scheduled for third quarter 1999. The cargo management system is expected to be operable in the second quarter of 1999. The financial systems are expected to be operable late in the second quarter of 1999 and the maintenance/logistics systems are scheduled to be implemented late in the third quarter of 1999. These systems constitute the bulk of the company's automation and should bring all core applications into Year 2000 compliance.

      Information concerning the status of shipments currently is available only to the Company's personnel, but the Company intends to increase the amount of information available on-line to its customers. The Company also utilizes the U.S. Customs Department's Automated Manifest System, which was first made available at MIA, to expedite customs clearance for its customers' air freight. This system allows the Company to electronically transfer its cargo manifest to customs while a flight is in transit and "pre-clear" much of the cargo, thereby reducing transfer delays, promptly releasing freight and allowing it to be transported to its destination more quickly.

      The Company's maintenance operations utilize information systems with bar coding to track and control spare parts inventory and costs associated with each maintenance task. In addition to maintaining records concerning the maintenance status and history of each major aircraft part or component, as required by FAA regulations, the Company utilizes its information systems to track the labor and parts cost of each maintenance task performed by its personnel.

     The Company's flight operations dispatch department utilizes
Company-developed software to coordinate the Company's flight and crew schedules, track flight time (both for scheduling of aircraft and parts maintenance and overhauls and for invoicing the Company's ACMI customers for their flights) and provide Company personnel and customers with flight status information.

SECURITY AND SAFETY

      Security. The Company conducts various security procedures to comply with FAA regulations. The Company's customers are required to inform the Company in writing of the nature and composition of their air freight. The Company also conducts daily cargo searches, x-rays its customers' air freight and conducts searches for hazardous materials, weapons, explosive devices and illegal freight. The Company uses search dogs in Miami to seek out explosives and controlled substances. The Company also conducts searches for contraband in foreign countries at the point of origin prior to departure for the United States. Notwithstanding these procedures, the Company could unknowingly transport contraband or hazardous materials for its customers, which could result in fines, penalties, flight bans or possible damage to the Company's aircraft. The Company believes it maintains an excellent cooperative relationship with U.S. Customs, the U.S. Department of Agriculture and the U.S. Drug Enforcement Agency.

      Safety and Inspections. Management is committed to the safe operation of the Company's aircraft. In compliance with FAA regulations, the Company's aircraft are subject to various levels of scheduled maintenance or "checks" and periodically go through complete overhauls. See "--Aircraft Fleet--Maintenance." The Company's maintenance efforts are monitored closely by the FAA, with FAA representatives often being on-site to observe maintenance being performed. The Company also conducts extensive safety checks and audits on a regular basis. All of the Company's flight operations and maintenance manuals are FAA approved.

      In 1996, the Company underwent a Regional Aviation Safety Inspection Program (RASIP) inspection, during which a team of regional FAA inspectors conducted a focused inspection over a one-week period. The FAA advised the Company that there were no material adverse findings as a result of the RASIP inspection. In connection with the Company's move to its new hangar facility, the Company underwent an audit by the local FAA Flight Standards District Office, which resulted in the reissuance of the Company's repair station certificate for that facility. In accordance with national FAA policy and procedures, in April 1997, the Company passed a National Aviation Safety Inspection Program (NASIP) inspection, the most stringent and in-depth FAA inspection, in which a team of national FAA inspectors thoroughly audited and inspected the Company's entire maintenance and flight operations for a period of three weeks.

      Following the August 7, 1997 crash of one of the Company's aircraft, the Company's operations were placed under heightened scrutiny by the FAA. As a result of concerns expressed by the FAA, the Company voluntarily ceased operations on September 4, 1997, and on September 12, 1997 the Company entered into a Consent Agreement with the FAA (the "Consent Agreement"). As part of the Consent Agreement, the Company agreed not to resume operations until the FAA approved new cargo handling and hazardous materials procedures to be implemented by the Company. Under the Consent Agreement, the Company agreed to make a remedial payment of $1.5 million to the FAA for the costs of the FAA's investigation, review and re-inspection of the Company. Pursuant to the Consent Agreement, $500,000 of this assessment was waived as a result of the Company's compliance with certain requirements prior to December 31, 1997. The Company resumed operations on a limited basis on October 28, 1997, approximately seven weeks after suspending operations. The Company is in full compliance with the terms of the Consent Agreement.

      In March 1999, the Company underwent a National Aviation Safety Inspection Program (NASIP) inspection. The Company is currently awaiting the results of this inspection.

      According to the National Transportation Safety Board Regulations, an "aircraft accident" is an occurrence associated with the operation of an aircraft which takes place between the time any person boards the aircraft with the intention of flight and all said persons have disembarked, and in which any person suffers death or serious injury, or in which the aircraft receives substantial damage. Other than the August 1997 accident mentioned above, during the last 10 years, the Company's aircraft, while being operated by the Company, have not been involved in any accidents. In May 1994, one of the Company's aircraft, while being leased and operated by a non-affiliated foreign airline, was involved in a non-fatal aircraft accident. The aircraft sustained significant damage during take-off due to the failure of the aircraft's nose gear component and was declared a total loss by the insurers.

RISK MANAGEMENT

      The Company is exposed to potential losses that may be incurred in the event of an aircraft accident. An accident could result in substantial cost to repair or replace a damaged aircraft or claims for damaged or destroyed cargo and significant potential liability for claims for injury or death to third parties and Company crew members. The Company purchases hull insurance for its aircraft on an agreed value basis to provide coverage for total losses and repair expenses in the event of a partial loss, subject to a $500,000 deductible in the event of partial losses. The DOT requires airlines to carry at least $20 million of liability insurance. The Company currently maintains public liability insurance in the amount of $500 million per occurrence. With the exception of claims relating to the August 1997 crash of a Company aircraft, the Company has had a low claim experience and believes that it enjoys a good reputation with its insurance providers.

      To insure against risks associated with its maintenance and engine repair operations, the Company maintains aviation and airline products liability, premises and hangarkeepers insurance in amounts and on terms generally consistent with industry practice. To date, the Company has not experienced any significant uninsured or insured claims related to its maintenance or engine repair services.

      The Company is legally responsible to its customers for the safe delivery of cargo to its ultimate destination, subject to contractual and legal limitations on liability of $20.00 per kilogram ($9.07 per pound) for international flights and $0.50 per pound for domestic flights. The Company carries insurance for these claims.

COMPETITION

      The air freight industry is highly competitive. The Company's scheduled cargo services compete for cargo volume principally with other all-cargo airlines, integrated carriers and scheduled and non-scheduled passenger airlines which have substantial belly cargo capacity. To a lesser extent, the Company's scheduled cargo services also compete for freight forwarding business with fully integrated carriers, some of which are also customers of the Company. The Company's ACMI services compete primarily with other airlines that operate all-cargo aircraft and have lift capacity in excess of their own needs. The Company believes that the most important competitive factors in the air freight transportation industry are price, flexibility and the quality and reliability of the cargo transportation service. Competition in the ACMI business is dependent principally on the payload and cubic capacities of available aircraft, price and reliability. Many of the Company's competitors have substantially greater financial and other resources and more extensive facilities and equipment than the Company.

EMPLOYEES

      As of December 31, 1998, the Company had 1008 employees, including 150 flight operations personnel, 487 maintenance, technical and security personnel, 213 cargo handling personnel and 158 executive, administrative, sales and financial personnel. The Company considers its relations with its employees to be satisfactory.

      On October 3, 1997, the Teamsters was certified to represent the Company's Flight Deck Crew Members for collective bargaining purposes. The Teamsters have been certified by the National Mediation Board and negotiations regarding a collective bargaining agreement have been underway since summer 1998. The final collective bargaining agreement could result in higher employee compensation and working condition demands that could increase the Company's operating costs or constrain its operating flexibility. None of the Company's other employees are subject to a collective bargaining agreement. However, many airline industry employees are represented by labor unions, and the Company believes that, as it continues to expand, other of its employees may be subject to union organizing efforts.

      FAA regulations require the Company's pilots to be licensed as commercial pilots, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certification are subject to periodic continuation requirements, including recurrent training and minimum amounts of recent flying experience. Mechanics and quality control inspectors must also be licensed and qualified for specific aircraft. Under the Company's supplemental certification status flight dispatchers do not need to be licensed. The Company routinely performs employee background checks for a ten-year period prior to employment and conducts more pre-employment screening than mandated by FAA regulations. In addition, the Company's management personnel who are directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of the Company's employees are subject to pre-employment drug and alcohol testing, and employees holding certain positions are subject to subsequent random testing.

GOVERNMENT REGULATION

      General. The Company is subject to regulation under U.S. laws and the laws of the various countries to which it flies its aircraft. The Company is also subject to various international bilateral air services agreements between the United States and the countries to which the Company provides scheduled cargo services and must obtain permission from the applicable foreign government to provide service to that country.

      Domestic Regulation. The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess substantial civil penalties for such failure. The Company's aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. The FAA also has jurisdiction over the transportation of hazardous materials. Shippers and air carriers of hazardous materials generally share responsibility for compliance with these regulations, and shippers are responsible for proper packaging and labeling. Substantial monetary penalties can be imposed on both shippers and air carriers for infractions of these regulations as well as possible criminal penalties.

      The FAA has promulgated under the ANCA regulations certain Stage III noise requirements, pursuant to which airlines such as the Company must bring their fleets into compliance with certain FAA Stage III noise emissions standards in the contiguous 48 states by December 31, 1999. In September 1998, the Company entered into a Consent Agreement with the FAA regarding its use of interchange agreements to comply with Stage III noise requirments. Pursuant to this Consent Agreement, the Company has agreed that it will hushkit 12 of its DC-8 aircraft by August 31, 1999 or remove any of such 12 aircraft that are not hushkitted by such date from its operations specifications. As of March 1, 1999, the Company has installed hushkits on eight of such aircraft and does not foresee any problem in complying with this Consent Agreement. The Company expects to hushkit all of its DC-8 aircraft by December 31, 1999 and intends to continue to purchase hushkits for this purpose from a related party. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit its 14 DC-8s and to acquire two spare hushkits will be $36.0 million, of which approximately $31.0 million had been incurred as of December 31, 1998.

      The DOT maintains authority over domestic and international aviation and has jurisdiction over international routes. In order to engage in its air transportation business, the Company is required to maintain a Certificate of Public Convenience and Necessity ("CPCN"). Prior to issuing a CPCN, DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, territory or possession thereof; that its chief executive officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. A CPCN confers no proprietary rights on the holder and DOT may impose conditions or restrictions on such a CPCN. The DOT has issued the Company (i) a CPCN to engage in interstate and overseas charter air transportation, (ii) a CPCN to engage in foreign charter air transportation and (iii) a CPCN to engage in scheduled air transportation between Miami, Florida and Santo Domingo, Dominican Republic. By virtue of the CPCNs to engage in interstate, overseas and foreign charter air transportation of property and mail, the Company is vested with authority from the U.S. government to conduct all-cargo operations worldwide. In addition, the DOT has granted the Company numerous "exemptions" from the federal transportation statute to permit the Company to engage in scheduled foreign air transportation to certain foreign cities. Many carriers operate under such exemption authority, which is granted for up to a period of two years and is typically renewed by the DOT upon timely requests to do so. CPCNs and grants of exemption authority are subject to standard DOT terms, conditions and limitations and may be conditioned, suspended or withdrawn. The Company is also required to obtain separate DOT authorization for each long-term (over 60 days) ACMI arrangement.

      Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the FAA or the DOT. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including the FCC regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended; the Commerce Department regarding the Company's interstate transportation of cargo; the Customs Service regarding inspection of cargo imported from the Company's international destinations; the Immigration and Naturalization Service regarding the citizenship of the Company's employees; the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the inspection of animals, plants and produce imported from the Company's international destinations regarding the Company's international operations; the Environmental Protection Agency regarding shipment of hazardous materials and compliance with standards for aircraft exhaust and noise emissions; and the Department of Labor regarding the Company's employees. The Company believes that it is in material compliance with all applicable laws and regulations of such governmental entities.

      Foreign Regulation. To the extent required to do so, the Company obtains authority to conduct foreign operations from applicable aeronautical and other governmental authorities. As with the certificates and license obtained from U.S. authorities, the Company must comply with all applicable rules and regulations imposed by foreign governmental authorities or be subject to the suspension, amendment or modification of its operating authorities.

ITEM 2. PROPERTIES.

      All of the Company's aircraft loading, unloading, maintenance, flight operations and ground handling are accomplished at its MIA hangar facility, which consists of approximately 130,000 square feet of hangar space, maintenance shops, work areas, and parts storage areas; approximately 448,000 square feet of aircraft ramp space; 20,000 square feet of administrative offices; and approximately 50,000 square feet of expansion space which the Company can employ in the future for offices or additional work shops. The hangar facility accommodates up to two large widebody aircraft (such as Boeing 747s), three medium widebody aircraft (such as McDonnell Douglas DC-10s or Lockheed L-1011s) or three narrowbody aircraft (such as DC-8s) simultaneously. Management believes that the Company's maintenance facilities are adequate to meet the Company's own maintenance needs for at least the next several years.

      The Company maintains two cargo facilities at MIA. The Company's main cargo facility consists of 56,600 square feet of warehouse space, which is utilized primarily to process air freight for export and 14,500 square feet of office space, at which the Company's executive offices and Miami sales offices are located. The Company's other cargo facility consists of 27,700 square feet of warehouse space and 8,100 square feet of office space.

      The Company leases its MIA hangar facility from Metropolitan Dade County under a lease that expires in 2001, with two five-year renewal options. The Company's MIA cargo facilities are also leased from Metropolitan Dade County. The lease for the Company's main cargo facility expires in 1999 and the other cargo facility expires in 2004.

      The Company leases approximately 33,000 square feet for its engine repair facilities from an unrelated third party under leases which expire in September 2001.

      The Company maintains regional sales and administrative offices for its scheduled cargo services operations located at or near airports in four major U.S. cities and 14 South and Central American and Caribbean cities. See "Item 1. Business--Cargo Sales Network and Marketing--Cargo Sales Network." All oF such properties are leased from unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS.

      As a result of the August 1997 accident, the Company is currently subject to lawsuits brought by the families of the individuals who died and several businesses that were affected by the accident and is aware of other claims pending which have not reached litigation. All such litigation is being defended by the Company's insurance carrier, without reservation of rights, and management has no reason to believe that the Company's liability insurance coverage will not be sufficient to cover all claims arising from the accident.

      While the Company is from time to time involved in litigation in the ordinary course of its business, there are no material legal proceedings currently pending against the Company or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Company does not have any established public trading market for any class of its common equity.


ITEM 6. SELECTED FINANCIAL DATA.

      The balance sheet data set forth below as of December 31, 1994, 1995, 1996, 1997 and 1998 and the statement of operations data for each of the years in the five-year period ended December 31, 1998 have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.



                                                                       YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                             1994            1995            1996          1997(1)          1998
                                          ---------       ---------       ---------       ---------       ---------
 STATEMENT OF OPERATIONS DATA:                                  (dollars in thousands, except per share data)
 Revenues:
  Scheduled cargo services .........      $  19,941       $  40,124       $  54,775       $  56,412       $  76,079
  ACMI services ....................         44,420          35,340          35,520          31,080          37,645
  Repairs, training and other ......            492             885           3,953           2,502           2,379
                                          ---------       ---------       ---------       ---------       ---------
   Total revenues ..................         64,853          76,349          94,248          89,994         116,103
                                          ---------       ---------       ---------       ---------       ---------
Total operating expenses ...........         52,714          64,646          81,040          91,021         107,039
                                          ---------       ---------       ---------       ---------       ---------
Operating income (loss) ............         12,139          11,703          13,208          (1,027)          9,064
Interest expense ...................         (1,111)           (985)           (966)         (1,091)        (12,830)
Interest and other income, net .....          3,170             320             786           2,233           8,630
                                          ---------       ---------       ---------       ---------       ---------
Net income .........................      $  14,198       $  11,038       $  13,028       $     115       $   4,864
                                          =========       =========       =========       =========       =========

Net income per common share ........      $4,732.67       $3,679.33       $ 4,342.7       $   38.40       $1,621.30

Average shares outstanding .........          3,000           3,000           3,000           3,000           3,000

BALANCE SHEET DATA (AT PERIOD END):
Working capital ....................      $   4,861       $   9,735       $  13,710       $   2,970       $ 128,458
Total assets .......................         45,313          57,026          65,886          82,846         244,058
Total debt .........................         13,946          13,129          11,357          30,084         190,447

SELECTED FINANCIAL DATA:
Depreciation and amortization ......      $   3,887       $   6,924       $   9,390       $  11,470          13,236
Capital expenditures ...............         14,843          15,164          14,108          32,836          39,114

OPERATING DATA:
Destinations served (end of period).              9              21              27              29              23
Tons of freight transported--scheduled
  cargo services ...................         32,072          64,906          75,923          68,844          94,647
ACMI block hours flown .............         15,280          12,068          12,289          10,712          11,355
Aircraft in service (end of period)              13              14              15              14              14


----------

(1) The Company's 1997 results were adversely affected by the temporary cessation of operations for seven weeks during September and October 1997. The Company gradually resumed operations during the remainder of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Results."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," BELOW, AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "ITEM 6. SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" OF THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

      The Company derives its revenues from three sources: scheduled cargo services, ACMI services and repairs, training and other services provided to third parties. During the past five years, the Company's revenues increased to $116 million in 1998 from $29.0 million in 1993. The Company's revenue growth during this period has been substantially the result of the introduction and expansion of scheduled cargo services. The Company began offering scheduled cargo services at the beginning of 1994 and has expanded its service to include 23 South and Central American and Caribbean destinations as of December 31, 1998. Revenues from scheduled cargo services increased at a compound annual rate of 39.8% from 1994 to 1998 and represented 65.5% of total revenues in 1998, compared to 30.7% of total revenues in 1994.

      The shift in mix of the Company's revenues during the past four years has impacted its operating margins, as the Company has committed significant resources to build the infrastructure to support its scheduled cargo services, including moving to a new cargo warehouse and new MIA hangar facilities in 1996, opening additional domestic and foreign sales offices, and adding sales, flight, warehouse, cargo and ground handling personnel. Management believes that the Company will be able to utilize its existing infrastructure and fleet, as well as the additional aircraft it intends to acquire, to expand its scheduled cargo services to new destinations in South and Central America and the Caribbean. Management plans to continue to emphasize the development of scheduled cargo services for future revenue growth while at the same time expanding the Company's ACMI services. ACMI services have been more profitable than scheduled cargo services primarily because increased demand for ACMI services during the fourth quarter generally has resulted in higher aircraft utilization and more profitable ACMI rates.

      Revenues from scheduled cargo services consist principally of charges for freight transported on the Company's scheduled cargo routes and charges for transportation logistics services, such as truck and interline transportation of freight, local pick-up and delivery, warehousing and assistance in document preparation and processing. The Company sells air cargo services to destinations its serves directly, destinations served by its ACMI and AMI (aircraft, maintenance and insurance) customers and destinations served by other airlines on an interline basis. Freight rates are structured based upon the type of freight, weight or volume, delivery service and the destination. Beginning in the third quarter of 1996, the Company's revenues from scheduled cargo services include fuel surcharges that the Company instituted following significant increases in fuel prices during the year. During the first quarter of 1997, fuel prices began to decline, and the Company removed its fuel surcharges in certain markets in the second quarter of 1997.

      Revenues from ACMI services are derived from both ACMI and AMI contracts under which the Company supplies its aircraft for specified cargo operations or on an ad hoc basis and charges its customers for such services on a per block hour basis subject, in certain instances, to specified minimum charges. The Company's ACMI customers are responsible for substantially all other aircraft operating expenses, including fuel, landing and parking fees and ground and cargo handling expenses. The Company's AMI customers are responsible for the same operating costs as ACMI customers and also provide their own crews.

      Revenues from repairs, training and other are comprised principally of charges for third party maintenance services, including airframe, component and engine maintenance, repairs and overhauls, as well as spare parts sales, leasing and training.

      Flying operations expenses are comprised principally of fuel costs, crew costs, overflight, landing and parking fees, aircraft rental expenses, expenses for transporting freight to and from the Company's MIA hub from its sales offices and interline transportation expenses. Flying operations expenses associated with ACMI services, such as fuel, overflight, landing and parking fees, are either paid directly by the Company's customer or billed to the customer on a direct pass-through basis. Most of the Company's ACMI customers purchase their own fuel.

      Aircraft and traffic servicing expenses are comprised principally of personnel and equipment repair expenses associated with the Company's cargo warehouse, cargo handling and ground handling operations and communications, personnel and third party expenses related to flight planning. Aircraft and traffic servicing expenses have increased over the past three years as the Company has added personnel to handle the increase in scheduled cargo services.

      Maintenance expenses are comprised principally of labor, parts and supplies associated with the maintenance, repair and overhaul of the Company's aircraft and engines and third party maintenance services. Costs associated with major maintenance ("C" and "D") checks are capitalized when incurred and amortized over their expected useful lives, ranging from 3 years for "C" checks and engine repairs to 8 years for "D" checks. Other maintenance expenses, including expenses associated with routine maintenance checks, are expensed when incurred. Because the Company pays for maintenance whether its aircraft are used in scheduled cargo service or ACMI service, maintenance expenses are not affected by changes in the mix of revenues from these two services.

      General and administrative expenses are comprised principally of salaries and benefits for executive and administrative personnel, insurance, security expenses and rent, utilities and other occupancy expenses associated with the Company's cargo warehouse and MIA hangar facilities and domestic and international operations stations and sales offices.

      Selling expenses are comprised principally of salaries and benefits for sales personnel, commissions paid to third party general sales agents, advertising and marketing expenses and provision for bad debts.

      Depreciation and amortization expenses are comprised principally of depreciation on aircraft, aircraft components and ground equipment, and the amortization of capitalized major airframe and engine maintenance, repairs and overhauls.

RECENT DEVELOPMENTS

      On February 5, 1999 the Company entered into the Asset Purchase Agreement with International Air Leases of PR, Inc. and Anthony Tirri, the principal stockholder of IALPR. On the same date, the Company entered into a separate Stock Purchase Agreement with IALPR and the stockholders of IALPR

      Under the terms of the agreements, the Company agreed to purchase 100% of the capital stock of Arrow Air, Inc., an international cargo airline based in Florida, and certain assets generally consisting of (i) specified aircraft consisting of three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, 12 cargo DC-8 aircraft and one passenger DC-8 aircraft; (ii) serviceable and repairable Pratt & Whitney JT3D and JT8D aircraft engines, Rolls Royce RB211 aircraft engines and General Electric CF6 aircraft engines; (iii) inventories of aircraft and engine parts; and (iv) all inventories, parts, and related equipment used in the operations of the airline business of Arrow. The purchase price for the Arrow Stock and the Assets is $115.0 million.

      Under the terms of the Asset Purchase Agreement, IALPR agreed, at the option of the Company, to market the sale of certain of the Assets which the Company may elect to sell prior to June 10, 1999, and further agreed upon certain values to be attributable to specified categories of such Assets. In the event that the Company timely elects to sell such specified Assets and does not receive the agreed upon minimum values (essentially 90% of the agreed upon estimated fair market value of such Assets) within 90 days after such Assets are put up for sale, IALPR has agreed to "make whole" the Company for any short-fall in the actual net proceeds received from the sale of such Assets. To secure such "make whole" obligation, the Company received first mortgages on two McDonnell Douglas cargo DC-8 aircraft and one McDonnell Douglas cargo DC-10 aircraft which were not included in the purchased Assets.

      Arrow and the Assets to be acquired by the Company were formerly owned by subsidiaries of International Air Leases, Inc. and its affiliated companies. Consummation of the transactions between the Company and IALPR were subject to IALPR acquiring the capital stock of IAL and its affiliates under a purchase agreement with the former owner of such businesses, as well as obtaining certain government regulatory approvals.

      In order to assist IALPR and its stockholders in completing its acquisition of IAL and its affiliates, on February 10, 1999 the Company provided IALPR with a $115.0 million loan secured by first liens on all of the Assets to be purchased under the Asset Purchase Agreement, certain other aircraft, the personal guarantees of the IALPR stockholders, and a pledge of 100% of the capital stock of IALPR and all of its subsidiaries, including IAL and its corporate affiliates. The loan was evidenced by a 10% note due on the earlier of April 1, 1999 or five business days following the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

      IALPR consummated its acquisition of IAL and its affiliates on February 10, 1999. Following receipt of notice of early termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, on March 10, 1999, the Company completed the acquisition of the Assets by cancellation of $100.0 million principal amount of the IALPR note. The remaining $15.0 million of the IALPR note and accrued interest was retired effective as of April 9, 1999, when the Company completed the acquisition of the Arrow Stock.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, certain revenue, expense and income items as a percentage of total operating revenues:


                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1997      1998
                                                      ----      ----      ----
Revenues:
  Scheduled cargo services......................      58.1%     62.7%     65.5%
  ACMI services.................................      37.7      34.5      32.4
  Repairs, training and other...................       4.2       2.8       2.1
                                                     -----     -----     -----
   Total operating revenues.....................     100.0%    100.0%    100.0%
                                                     =====     =====     =====

Operating expenses:
  Flying operations.............................      38.8%     38.0%     34.0%
  Aircraft and traffic servicing................       8.4       9.7      10.4
  Maintenance...................................      10.5      16.9      15.5
  General and administrative....................      15.0      17.9      15.6
  Selling.......................................       3.3       5.9       5.3
  Depreciation and amortization.................      10.0      12.7      11.4
                                                     -----     -----     -----
   Total operating expenses.....................      86.0     101.1      92.2
                                                     -----     -----     -----

Operating income................................      14.0      (1.1)      7.8
Interest and other income, net..................      (0.2)      1.2      (3.6)
                                                     -----     -----     -----
Net income......................................      13.8%      0.1%      4.2%
                                                     =====     =====     =====

      The Company's results of operations were negatively impacted in 1998 by economic downturns in Latin America, resulting in a decreased demand for air freight traffic into and out of the region. Specifically, the economies of Venezuela and Ecuador were adversely affected by, among other things, a decrease in oil export sales.

In addition, revenues from Colombia and Ecuador were adversely impacted by a reduction in flower production due to severe weather patterns caused by El Nino. Furthermore, the effects of Hurricane Mitch on the regional economies of Guatemala, Honduras and Nicaragua may have an adverse long-term impact on the demand for air freight transportation in such region.

FISCAL 1998 COMPARED TO 1997

      Revenues.

      Revenues increased 29% to $116.1 million in 1998 from $90 million in 1997, due primarily to an increase in revenues from scheduled cargo services of $19.7 million. Revenues in the second half of 1997 were adversely affected by a cessation of operations for seven weeks and the subsequent effects of such temporary interruption of services. Total block hours flown by the Company's fleet increased 24.7% to 24,160 in 1998 from 19,372 in 1997 due primarily to an increase of 4,145 hours flown for the Company's scheduled cargo services.

      Revenues from scheduled cargo services increased 34.9% to $76.1 million in 1998 from $56.4 million in 1997 due to increases in tons of freight transported and the introduction of new markets. Scheduled block hours flown increased 47.9% from 8,660 hours in 1997 to 12,805 hours in 1998. Revenues from scheduled cargo operations in 1997 included $2.2 million in fuel surcharges assessed during the first half of 1997. Tons of freight transported increased 37.6% to 94,647 in 1998 from 68,844 in 1997, primarily as a result of increased sales efforts by the Company's domestic and international sales network in 1998 tons of freight transported in 1997 was also lower than normal due to the temporary cessation of operations in the second half of 1997.

      Revenues from ACMI services increased 20.9% to $37.6 million in 1998 from $31.1 million in 1997, primarily due to an increase in hourly rate associated with an increase in demand for aircraft domestically and to a lessor extent by an increase in ACMI hours flown. ACMI hours flown increased 6.0% to 11,355 in 1998 from 10712 in 1997.

      Revenues from repairs, training and other decreased 4.2% to $2.4 million in 1998 from $2.5 million in 1997. During 1998, the Company concentrated its sales efforts on building its scheduled and cargo services.

      Operating Expenses.

      Flying operations expenses increased 15.5% to $39.5 million in 1998 from $34.2 million in 1997, due primarily to increased intermodal/interline transportation and other costs associated with the increase in scheduled cargo service block hours and tons transported, and increased crew costs associated with the increase in total block hours. The increased costs were partially offset by a decrease in expenses associated with the renting of aircraft during the temporary cessation of operation during 1997. As a percentage of total revenues, flying operations expenses decreased to 34.0% in 1998 from 38.0% in 1997 primarily as a result of decreased fuel prices.

      Aircraft and traffic servicing expenses increased 39.1% to $12.1 million in 1998 from $8.7 million in 1997, due primarily to the addition of personnel to handle the increase in scheduled cargo services, and other cargo-related expenses associated with the increase in tonnage. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 10.4% in 1998 from 9.7% in 1997, primarily due to the company's emphasis on scheduled cargo service.

      Maintenance expenses increased 18.4% to $18.0 million in 1998 from $15.2 million in 1997, due primarily to the increase in block hours operated and to an increase in field line maintenance requirements associated with new domestic ACMI contracts operated during 1998. As a percentage of total revenues, maintenance expenses decreased to 15.5% in 1998 from 16.9% in 1997.

      General and administrative expenses increased 12.4% to $18.1 million in 1998 from $16.1 million in 1997, due primarily to increased rent, telephone, security, and office expenses to support expanding operations and the build-up of the Company's infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 15.6% in 1998 from 17.9% in 1997.

      Selling expenses increased 17.0% to $6.2 million in 1998 from $5.3 million in 1997, due primarily to an increase in commissions and other selling expenses associated with the increase in scheduled cargo revenues, partially offset by a $477,000 decrease in provision for bad debts. As a percentage of total revenues, selling expenses decreased to 5.3% 1998 from 5.9% in 1997.

      Depreciation and amortization expenses increased 14.8% to $13.2 million in 1998 from $11.5 million in 1997, due primarily to increases in equipment and increased amortization of capitalized maintenance costs. As a percentage of total revenues, depreciation and amortization expenses decreased to 11.4% in 1998 from 12.7% in 1997.

      Operating Income. Operating income increased to $9.0 million in 1998 from a $1.0 million loss in 1997.

      Interest and Other Income, Net. Interest and other income, net decreased $5.5 million in 1998 compared to 1997. This decrease is attributed primarily to an increase in net interest expense of $7.1 million and a gain of $3.4 million related to a lawsuit judgment in 1998 compared to 1997 whereby the Company recorded a gain on an insurance settlement of $3.9 million which was partially offset by a $1.0 million initial public offering cost and a $1.0 million remedial payment pursuant to the consent agreement entered into by the Federal Aviation Administration and the Company.

      Net Income. As a result of the above factors, net income increased to $4.9 million for the year ended December 31,1998 from $115,000 for the year ended December 31,1997.

FISCAL 1997 COMPARED TO 1996

      Revenues.

      Revenues decreased 4.5% to $90.0 million in 1997 from $94.2 million in 1996, due primarily to the cessation of operations for seven weeks and the subsequent effects of such temporary interruption of services during the second half of 1997. In the first half of 1997, revenues increased 33.2% to $52.2 million from $39.2 million in the first half of 1996 due to increases in revenues from both scheduled cargo services and ACMI services. Total block hours flown by the Company's fleet decreased 10.5% to 19,372 in 1997 from 21,642 in 1996, due primarily to the temporary cessation of operations during the second half of 1997.

      Revenues from scheduled cargo services increased 2.9% to $56.4 million in 1997 from $54.8 million in 1996, due to significant increases in cargo rates, partially offset by a decrease in scheduled block hours of 7.4% as a result of the temporary cessation of operations. Tons of freight transported decreased 9.3% to 68,844 in 1997 from 75,923 in 1996.

      Revenues from ACMI services decreased 12.4% to $31.1 million in 1997 from $35.5 million in 1996, due primarily to a decrease in ACMI block hours in the second half of 1997. Total block hours flown for ACMI services decreased 12.8% to 10,712 in 1997 from 12,288 in 1996. The significant decrease in ACMI hours was primarily the result of the temporary cessation of operations, as well as the Company's strategy to reestablish and focus on normal scheduled cargo services when operations recommenced. In the first half of 1997, revenues from ACMI services increased 35.2% to $17.3 million from $12.8 million in the first half of 1996, due primarily to an increase in block hours flown as a result of the addition of new ACMI customers and increased aircraft utilization.

      Revenues from repairs, training and other decreased 37.5% to $2.5 million in 1997 from $4.0 million in 1996, due primarily to $1.2 million of airframe repairs performed on a single aircraft during the first half of 1996. The aircraft was subsequently purchased from a company owned by a stockholder of the Company.

      Operating Expenses.

      Flying operations expenses decreased 6.6% to $34.2 million in 1997 from $36.6 million in 1996, due primarily to a 7.4% decrease in scheduled cargo services block hours. As a percentage of total revenues, flying operations expenses decreased to 38.0% in 1997 from 38.8% in 1996.

      Aircraft and traffic servicing expenses increased 10.1% to $8.7 million in 1997 from $7.9 million in 1996, due primarily to the addition of personnel to handle the increase in scheduled cargo services in the first half of 1997 and the Company's reluctance to reduce key personnel during the cessation of operations. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 9.7% in 1997 from 8.4% in 1996, due primarily to the increase in the proportion of total revenues generated from scheduled cargo services. Scheduled cargo tonnage increased 12.6% in the first half of 1997 compared to the first half of 1996.

      Maintenance expenses increased 53.5% to $15.2 million in 1997 from $9.9 million in 1996, due primarily to the increase in block hours operated during the first half of 1997. In addition, during the second half of 1997, the Company continued to perform maintenance during the temporary cessation of operations. As a percentage of total revenues, maintenance expenses increased to 16.9% in 1997 from 10.5% in 1996.

      General and administrative expenses increased 14.2% to $16.1 million in 1997 from $14.1 million in 1996, due to increased legal and professional fees associated with issues surrounding the temporary cessation of operations, rent and payroll related expenses. As a percentage of total revenues, general and administrative expenses increased to 17.9% in 1997 from 15.0% in 1996.

      Selling expenses increased 71.0% to $5.3 million in 1997 from $3.1 million in 1996, due primarily to increased commissions and selling expenses to support anticipated growth in scheduled cargo services. Commissions and other selling expenses related to scheduled cargo services increased $916,000 in 1997 compared to 1996. In addition, provision for bad debts increased $866,000 in 1997 compared to 1996. During 1996, reserves for bad debts were reduced by a $391,000 recovery of previously written-off accounts receivable. As a percentage of total revenues, selling expenses increased to 5.9% in 1997 from 3.3% in 1996.

      Depreciation and amortization expense increased 22.3% to $11.5 million in 1997 from $9.4 million in 1996, due primarily to increases in equipment and leasehold improvements as well as increased amortization of capitalized airframe and engine repair and maintenance costs. As a percentage of total revenues, depreciation and amortization expenses increased to 12.7% in 1997 from 10.0% in 1996.

      Operating Income (Loss). Operating income (loss) decreased to a $1.0 million loss in 1997 from a $13.2 million profit in 1996 due to the temporary cessation of operations during the last half of 1997.

      Interest and Other Income, Net. Interest and other income, net increased $1.3 million in 1997 compared to 1996, due primarily to a gain on insurance settlement of $3.9 million partially offset by $1.0 million of initial public offering expenses and a $1.0 million remedial expense payable to the FAA pursuant to the Consent Agreement.

      Net Income. As a result of the above factors, net income decreased to $115,000 in 1997 from $13.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1998, the Company's primary source of liquidity consisted of $124.6 million in cash and cash equivalents compared to $2.3 million at December 31, 1997. The Company had working capital of $128.5 million at December 31, 1998, compared to $3.0 million at December 31, 1997. In June 1998, the Company received net proceeds of approximately $193.5 million from the sale of $200 million principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes"). Of such amount, the Company used approximately $41.1 million to repay other indebtedness.

      Net cash provided by operating activities was $13.8 million and $12.5 million during the years ended December 31, 1997 and 1998, respectively. This decrease in cash flow from operating activities was partially due to insurance proceeds of $3.9 million received during 1997. Cash used by the increase in accounts receivable was $6.1 million for the year ended December 31, 1998 compared to cash provided by the decrease in accounts receivable of $2.9 million for the year ended December 31, 1997. In addition, net income increased by $4.7 million for the year ended December 31, 1998.

      Net cash used in investing activities was $26.4 million and $40.3 million for the years ended December 31, 1997 and 1998, respectively. This increase resulted primarily from $18.3 million in advances to QTV during the year ended December 31, 1998 relating to the manufacture of hushkits required to be installed on the Company's DC-8 aircraft and an increase of $2.0 million relating to a collateralized loan receivable for the year ended December 31, 1998 as compared to year ended December 31, 1997. Net cash used in investing activities was partly offset in the year ended December 31, 1997 by the receipt of insurance proceeds of $6.5 million.

      Net cash provided by financing activities was $150.2 million for the year ending December 31, 1998 compared to net cash used in financing activities of $13.9 million for the same period in the prior year. This increase resulted primarily from the $193.5 million of net proceeds received by the Company from the sale of the Senior Notes plus an additional $12.0 million term note relating to the purchase of an L-1011 aircraft, partially offset by the repayment of all existing debt other than the Senior Notes in the amount of $41.1 million and the repurchase of $10 million principal amount of Senior Notes with accrued interest for a discounted total of approximately $9.7 million. The Company made distributions to its shareholders of $3.4 million and $4.4 million in the years ended December 31, 1997 and 1998, respectively, primarily to enable the shareholders to pay income taxes related to the Company's income. During May 1998, the Company also made a distribution to its shareholders of approximately $3.5 million in excess of amounts required by the shareholders to pay income taxes.

      The Company has a $45 million credit facility with NationsCredit Commercial Corporation (the "Existing Credit Facility"), which expires in November 2000. Borrowings under the Existing Credit Facility bear interest at the bank's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum. Borrowings under the Existing Credit Facility are collateralized by substantially all of the Company's existing assets. As of December 31, 1998, no amounts were outstanding under the Existing Credit Facility.

      The Company has elected to be taxed as an S corporation and each of Fine Air and Agro Air have elected to be taxed as a qualified sub-chapter S subsidiary under provisions of the Internal Revenue Code. Accordingly, the Company is not subject to Federal and State income taxes. Instead, the taxable income is included in the individual income tax returns of the stockholders.

      The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are scheduled for examination by the Internal Revenue Service. Management believes that the examination will relate specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment to the shareholders could result. During 1998, an IRS examination of fiscal 1993 and 1994 relating to similar matters was resolved, and an additional tax liability was assessed to the shareholders.

      The Company has no material commitments for future capital expenditures other than the Arrow Air and Asset Acquisition, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of its DC-8 aircraft. See "--Recent Developments." The Company will be required to install hushkits on its existing fleet of 14 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations although the Company has agreed with the FAA pursuant to a Consent Agreement to hushkit 12 of its DC-8 aircraft by August 31, 1999 or remove any of such 12 aircraft that are not hushkitted by such date from its operations specifications. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit its 14 DC-8s and to acquire two spare hushkits will be $36.0 million, approximately $31.0 million of which had been incurred as of December 31, 1998. The Company will continue to purchase hushkits for this purpose from a related party. Management believes that the cost of the hushkits to be purchased from the related party are lower than the cost of other hushkits available in the market.

      The Company believes that its current cash and cash equivalents, its availability under the existing $45.0 million line of credit, and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable operating segments, generally on the basis that it is used internally for evaluating segment performance. Required disclosure includes segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of disclosed segment information to the entity's financial statements. Because the operations of the Company relate to a single reportable segment, specifically Latin America, the implementation of SFAS No. 131 did not have a material effect on the financial statements.

SEASONALITY

      The Company's business has been, and is expected to continue to be, seasonal in nature, with a majority of the Company's revenues and operating income generated in the second half of the year (principally the fourth quarter). The Company's fourth quarter revenues and operating income are typically higher due to an increase in freight transported in anticipation of and during the holiday season. In addition to increased fourth quarter revenues from scheduled cargo services, the Company typically has realized a majority of its ACMI service revenues from flights conducted during this period.

YEAR 2000 COMPLIANCE

      The Company has invested significant management and financial resources in the development of information systems to facilitate its cargo, flight and maintenance operations, provide its personnel accurate and timely information and increase the level of service and information provided to its customers. The Company continually assesses its management information systems and, as of March 1999, had entered into agreements with certain software vendors to provide information systems for maintenance and logistics management and cargo handling management. Additionally, the Company is currently negotiating with another software vendor to replace existing financial applications systems. Assessment and selection of systems for flight operations and crew management is currently underway with system implementation scheduled for third quarter 1999. The cargo management system is expected to be operable in the second quarter of 1999. The financial systems are expected to be operable late in the second quarter of 1999 and the maintenance/logistics systems are scheduled to be implemented late in the third quarter of 1999. These systems constitute the bulk of the company's automation and should bring all core applications into Year 2000 compliance. The cost of these systems will be approximately $3.5 million, of which approximately $280,000 had been incurred as of December 31, 1998.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

SUBSTANTIAL LEVERAGE

      The Company is highly leveraged and has significant debt service requirements. At December 31, 1998, the total consolidated indebtedness of the Company was approximately $190 million and the ratio of total consolidated indebtedness to total capitalization was approximately 77%. The degree to which the Company is leveraged could adversely affect the Company for several reasons, including: (i) the ability of the Company to obtain additional financing, whether for working capital, capital expenditures or other purposes, may be impaired; (ii) substantially all of the Company's current cash flow from operations will be required for debt service, thereby reducing funds available to the Company for its operations; (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited; (iv) the Company may be more vulnerable upon a downturn in its business; and (v) to the extent that the Company incurs any indebtedness at variable rates, including under the Existing Credit Facility, the Company will be vulnerable to increases in interest rates.

RESTRICTIONS IMPOSED BY CERTAIN COVENANTS

      The Existing Credit Facility and the Indenture governing the Senior Notes contain a number of significant covenants that, among other things, will restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur liens on property or assets, repay other indebtedness, pay dividends, enter into certain investments or transactions, repurchase or redeem debt or equity securities, engage in mergers or consolidations or engage in certain transactions with subsidiaries and affiliates and otherwise restrict business activities. There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in the interest of the Company. A breach of any of these covenants could result in a default under the Existing Credit Facility. If any such default occurred, the lender under the Existing Credit Facility could elect to declare the outstanding borrowings under the Existing Credit Facility, together with accrued interest and other fees, to be due and payable, and the holders of the Senior Notes could elect to declare the outstanding principal of the Senior Notes, together with accrued interest, to be due and payable. If the Company were unable to repay any such borrowings when due, the lender under the Existing Credit Facility could proceed against its collateral. If the indebtedness under the Existing Credit Facility or the Senior Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness in full. Any such default may have a material adverse effect on the Company's financial condition and results of operations.

INTERNATIONAL BUSINESS RISKS

      The Company derives a majority of its revenues from providing air cargo services and ACMI services to South and Central America and the Caribbean. The risks of doing business in foreign countries include potential adverse changes in the diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the potential instability of foreign governments and the risk of insurrections that could result in losses against which the Company is not insured. The Company's international operations also are subject to economic uncertainties, including, among others, risks of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure. At some foreign airports, the Company is required by local governmental authorities or market conditions to contract with third parties for maintenance, ground and cargo handling and other services. The performance by these third parties of such services is beyond the Company's control, and any operating difficulties experienced by these third parties could adversely affect the Company's reputation or business. In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the United States and the foreign countries, are allocated only to a limited number of U.S. carriers and are subject to approval by the applicable foreign regulators. Consequently, the Company's ability to provide air cargo service in some foreign markets depends in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to the Company rather than to competing U.S. airlines and on the approval of the applicable foreign regulators. See "Item 1. Business--Government Regulation."

GROWTH STRATEGY IMPLEMENTATION; ABILITY TO MANAGE GROWTH

The Company's growth strategy includes (i) increasing its scheduled cargo services to South and Central America and the Caribbean as well as the possible expansion of such services to other international markets such as Europe, (ii) increasing its ACMI services and (iii) possible acquisitions. The Company's ability to execute its growth strategy will depend on a number of factors, including existing and emerging competition, the ability to maintain profit margins in the face of competitive pressures, the continued recruitment, training and retention of operating employees, the strength of demand for its services and the availability of capital to support its growth. Expanded international operations may involve increased costs and risks including those related to foreign regulation, intensified competition, currency fluctuations and exchange controls. In addition, future growth may place strains on the Company's management resources, management information systems and financial and accounting systems. There can be no assurance that the Company will be successful in implementing its growth strategy, and the Company's failure to do so effectively could have a material adverse effect on the Company's financial condition and results of operations. See "Item 1. Business--Growth Strategy."

COMPETITION

      The air freight industry is highly competitive. The Company's cargo services compete for cargo volume principally with other all-cargo airlines, integrated carriers and scheduled and non-scheduled passenger airlines which have substantial belly cargo capacity. To a lesser extent, the Company's cargo services also compete for freight forwarding business with fully integrated carriers, some of which are also customers of the Company. The Company's ACMI services compete primarily with other airlines that operate all-cargo aircraft and have lift capacity in excess of their own needs. Many of the Company's competitors have substantially greater financial and other resources and more extensive facilities and equipment than the Company. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors. See "Item 1. Business--Competition."

CAPITAL INTENSIVE NATURE OF AIRCRAFT OWNERSHIP AND OPERATION

      The airline business is highly capital-intensive. The Company has made significant capital investments to acquire the aircraft, ground and cargo handling equipment and an inventory of spare parts necessary for the operation of its business. The Company historically has purchased, and intends to continue to purchase, used aircraft, which tend to require more maintenance than newer generation aircraft. Older aircraft tend to be subject to more Airworthiness Directives ("ADs") promulgated by the FAA than newer aircraft, and are required to undergo extensive structural inspections on an ongoing basis. The Company cannot predict when and whether new ADs covering its aircraft will be promulgated, and there can be no assurance that compliance with ADs will not adversely affect the Company's business, financial condition or results of operations. In addition, to satisfy FAA rules regarding allowable noise levels, prior to December 31, 1999, the Company must install "hushkits" on its DC-8 aircraft, although the Company has agreed with the FAA pursuant to a Consent Agreement to hushkit 12 of its DC-8 aircraft by August 31, 1999 or remove any of such 12 aircraft that are not hushkitted by such date from its operations specifications. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit its 14 DC-8s and to acquire two spare hushkits will be $36.0 million, approximately $31.0 million of which had been incurred as of December 31, 1998. The Company has purchased hushkits for this purpose from Quiet Technology Venture, Limited ("QTV, Ltd."), a related party, which received a Supplemental Type Certificate, a certification from the FAA that authorizes the use of a particular process to perform a major modification to a United States registered aircraft ("STC"), meeting the FAA's Stage III noise emission requirements for its hushkits. There can be no assurance that the costs of acquiring and installing hushkits on the Company's aircraft will not exceed management's estimates or that the installation can be completed on a timely basis. See "Item 1. Business--Government Regulation."

AVAILABILITY OF ADDITIONAL AIRCRAFT AND AIRCRAFT PARTS

     The Company's growth strategy depends in large part upon its ability to acquire additional aircraft to increase its lift capacity. The Company's strategy has been to acquire used aircraft that formerly were in passenger service and to convert such aircraft to cargo use. The market for used aircraft can be affected by a number of factors, including increased demand from other cargo carriers, which could limit the number of available aircraft and increase the acquisition cost thereof. Certain parts and components required for the operation of the Company's existing aircraft may not be readily available in the marketplace when the Company requires them, and the inability of the Company to obtain necessary components or parts in a timely manner could adversely affect the Company's operations. There can also be no assurance that any aircraft acquired in passenger configuration can be converted to cargo configuration on a timely basis. See "Item 1. Business--Growth Strategy."

CYCLICAL NATURE OF AIR FREIGHT INDUSTRY; SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

      The air freight industry is highly sensitive to general economic and political conditions, and the results of operations and financial condition of air cargo carriers such as the Company can be adversely affected by economic downturns in global or regional economies that result in decreased demand for air freight transportation. Any prolonged general reduction in the world air freight market could have a material adverse effect on the Company's growth or financial performance. The Company's business has been, and is expected to continue to be, seasonal in nature, with a majority of the Company's revenues and operating income falling in the second half of the year (principally the fourth quarter). The Company's fourth quarter revenues and operating income are typically higher due to an increase in cargo transported in anticipation of and during the holiday season. An interruption in the Company's operations during this period due to unanticipated maintenance, compliance with ADs, severe weather or other factors beyond the Company's control could have a material adverse effect on the Company's results of operations.

COST AND AVAILABILITY OF FUEL

      Fuel is a major expense for all airlines, and the cost and availability of aviation fuel are subject to economic and political factors and events which the Company can neither control nor accurately predict. Higher fuel prices resulting from fuel shortages or other factors could adversely affect the Company's profitability if the Company is unable to pass on the full amount of fuel price increases to its customers through fuel surcharges or higher rates. In addition, a shortage of supply could have a material adverse effect on the air freight industry in general and the financial condition and results of operations of the Company. See "Item 1. Business--Aircraft Fleet--Fuel."

CONTRABAND RISK

      Customers may not inform the Company, despite the requirement to do so, when their cargo includes hazardous materials. In addition, the Company's own checks and searches for hazardous materials, weapons, explosive devices and illegal freight may not reveal the presence of such materials or substances in its customers' cargo. The transportation of unmanifested hazardous materials or of contraband could result in fines, penalties, flight bans or possible damage to the Company's aircraft. In one such instance, the government of Peru alleged that the Company supplied a chartered aircraft which transported weapons to Ecuador in February 1995 during the Ecuador-Peru conflict, and revoked the Company's right to fly commercially into Peru. The particular flight at issue was a chartered aircraft, and the Company denied any wrongdoing. The FAA found after an investigation of the matter that there was not sufficient evidence to support a conclusion that the Company violated regulations governing the transportation of hazardous materials by air. The Company received authority from the government of Peru to resume service in March 1999. There can be no assurance the Company will not be subject to fines, penalties or flight bans in the future, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business --Security and Safety."

DEPENDENCE UPON MANAGEMENT AND KEY PERSONNEL

      The Company's success depends to a significant degree upon the continued services of J. Frank Fine and Barry H. Fine, as well as the Company's ability to retain other members of the Company's senior management team and key personnel. The Company does not have employment agreements with either Frank or Barry Fine and does not maintain "key man" life insurance. The loss of services of Messrs. Frank or Barry Fine or certain other officers or key personnel could have a material adverse effect on the Company's results of operations and its future prospects.

EMPLOYEE RELATIONS

      Many airline industry employees are represented by labor unions. The Company's employees have been subject to union organization efforts from time to time, and the Company is likely to be subject to future unionization efforts as its operations expand. On October 3, 1997, the International Brotherhood of Teamsters (the "Teamsters") was certified to represent the Company's Flight Deck Crew Members for collective bargaining purposes. The Teamsters have been certified by the National Mediation Board and negotiations regarding a collective bargaining agreement have been underway since summer 1998. The final collective bargaining agreement could result in higher employee compensation and working condition demands that could increase the Company's operating costs or constrain its operating flexibility. See "Item 1. Business--Employees."

GOVERNMENT REGULATION

      The Company is subject to extensive government regulation under U.S. laws and the laws of the various countries which it serves as well as bilateral and multilateral agreements between the United States and foreign governments. The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with FAA regulations and to assess civil penalties for such failures. The DOT and FAA have authority under the Aviation Safety Noise Abatement Act of 1979, as amended, and under the Airport Noise and Capacity Act of 1990 ("ANCA") to monitor and regulate aircraft engine noise and exhaust emissions. ANCA requires the elimination of Stage II aircraft, pursuant to which airlines such as the Company must bring their fleets into compliance with certain FAA Stage III noise emissions standards in the contiguous 48 states by December 31, 1999. In September 1998, the Company entered into a Consent Agreement with the FAA regarding its use of interchange agreements to comply with Stage III noise requirments. Pursuant to this Consent Agreement, the Company has agreed that it will hushkit 12 of its DC-8 aircraft by August 31, 1999 or remove any of such 12 aircraft that are not hushkitted by such date from its operations specifications. As of March 1, 1999, the Company has installed hushkits on eight of such aircraft and does not foresee any problem in complying with this Consent Agreement. The Company expects to hushkit all of its DC-8 aircraft by December 31, 1999 and intends to continue to purchase hushkits for this purpose from a related party. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit its 14 DC-8s and to acquire two spare hushkits will be $36.0 million, of which approximately $31.0 million had been incurred as of December 31, 1998.

      The Company must also remain "fit" under applicable DOT regulations governing, among other things, air carriers' financial health, record of compliance with DOT regulations and U.S. citizenship requirements. The FAA also exercises regulatory jurisdiction over the transportation of hazardous materials. To provide scheduled service to foreign countries, the Company must obtain permission for such operations from both the DOT and the applicable foreign government authorities and comply with all applicable rules and regulations imposed by these foreign government authorities.

      The failure of the Company or its employees to comply with applicable government regulations could subject the Company to substantial fines or penalties or could result in the suspension or loss of the Company's licenses, permits or authority to operate its aircraft or routes. In 1991, Agro Air paid approximately $107,000 in penalties and signed a consent order with the DOT, agreeing that Agro Air was able to lease aircraft and to provide maintenance and insurance, but not to lease or provide aircraft crews to third parties. This consent order has not adversely impacted the Company's operations and the Company has been able to provide ACMI services to third parties. In March 1997, the Company agreed to settle with the FAA and pay civil penalties in the amount of $30,000 for violation of the Federal Aviation Regulations for failing to properly document certain training of some of its crew members.

      Following the August 7, 1997 crash of one of the Company's aircraft, the Company's operations were placed under heightened scrutiny by the FAA. As a result of concerns expressed by the FAA, the Company voluntarily ceased operations on September 4, 1997, and on September 12, 1997 the Company entered into the Consent Agreement. As part of the Consent Agreement, the Company agreed not to resume operations until the FAA approved new cargo handling and hazardous materials procedures to be implemented by the Company. Under the Consent Agreement, the Company agreed to make a remedial payment of $1.5 million to the FAA for the costs of the FAA's investigation, review and re-inspection of the Company. Pursuant to the Consent Agreement, $500,000 of this assessment was waived as a result of the Company's compliance with certain requirements prior to December 31, 1997. The Company resumed operations on a limited basis on October 28, 1997, approximately seven weeks after suspending operations. The Company is in full compliance with the terms of the Consent Agreement.

      Before the Company can operate a new aircraft type, it must demonstrate to the FAA that it can safely operate and maintain the aircraft. This includes the preparation by the Company of detailed operational, training and maintenance manuals which must be accepted by the FAA. Furthermore, the Company must demonstrate that it can implement and comply with such manuals, properly train its crews and successfully operate proving flights for the FAA before introducing the new aircraft type into revenue service. There can be no assurance that the FAA will certify the Company for operation of any new aircraft types the Company may seek to operate.

      In addition to the foregoing, the adoption of new laws, policies, or regulations, amendments to existing laws or regulations, including ANCA, or changes in the interpretation or application of existing laws, policies or regulations, whether by the FAA, the DOT, the U.S. government or any foreign, state or local government to whose authority the Company is subject could have a material adverse impact on the Company and its operations. See "Item 1. Business--Government Regulation."

UNINSURED LOSSES; COST OF INSURANCE

      The Company is subject to potential losses as a result of third party claims arising from accidents involving the Company's aircraft or an aircraft that the Company has repaired or maintained. Substantial claims resulting from such an accident could exceed the Company's policy limits and have a material adverse effect on the business, financial condition and results of operations of the Company.

      Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier, and the ability of the Company to maintain adequate insurance coverage on economical terms could be adversely affected by general industry conditions or losses incurred by the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company does not have any material risk exposure to market changes that affect market risk sensitive instruments, as interest on all of the Company's material long-term debt accrues at a fixed rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Certified Public Accountants.....................    36

Consolidated Balance Sheets as of December 31, 1997 and 1998...........    37

Consolidated  Statements of Operations  for the Years Ended  December 31,  38
  1996, 1997 and 1998..................................................

Consolidated  Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1996, 1997 and 1998...............................    39

Consolidated  Statements  of Cash Flows for the Years Ended  December 31,  40
  1996, 1997 and 1998..................................................

Notes to Consolidated Financial Statements.............................    41

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Directors of Fine Air Services Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Fine Air Services Corp. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP


Miami, Florida
March 25, 1999, except for the second
paragraph of Note 19, as to which the
date is April 9, 1999

                   FINE AIR SERVICES CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                     -------------------------------------
                                                                          1997                   1998
                                                                     -------------          -------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................      $   2,276,912          $ 124,632,274
   Investment securities ......................................             56,602                 49,577
   Accounts receivable, net of allowance for
     losses of $1,247,000 and $1,608,000, respectively ........         14,847,410             12,240,690
   Loans receivable, current portion ..........................            430,669              2,470,757
   Expendable parts ...........................................            545,998                302,325
   Prepaid expenses and other current assets ..................            639,042                487,287
                                                                     -------------          -------------
     Total current assets .....................................         18,796,633            140,182,910
                                                                     -------------          -------------
Property and equipment:
   Flight equipment ...........................................         78,085,073             91,339,013
   Other ......................................................         13,942,209             36,013,106
                                                                     -------------          -------------
                                                                        92,027,282            127,352,119
   Less accumulated depreciation and amortization .............        (35,446,183)           (44,892,542)
                                                                     -------------          -------------
   Net property and equipment .................................         56,581,099             82,459,577
                                                                     -------------          -------------
Other assets:
   Restricted cash ............................................            709,012                303,504
   Accounts receivable from related party (Note 12) ...........          1,753,000              3,849,707
   Loans and accounts receivable, less current portion ........          3,569,331              9,351,084
   Deposits and other assets ..................................            983,213              1,594,731
   Deferred debt issuance costs, net of
     amortization of $13,000 and $550,000 respectively ........            453,427              6,316,209
                                                                     -------------          -------------
     Total assets .............................................      $  82,845,715          $ 244,057,722
                                                                     =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ..........................      $   4,305,045          $          --
   Accounts payable ...........................................          5,448,188              4,186,345
   Interest payable............................................            801,256              1,653,248
   Accrued expenses ...........................................          5,158,986              5,750,111
   Capital lease obligation, current portion ..................            113,014                135,445
                                                                     -------------          -------------
     Total current liabilities ................................         15,826,489             11,725,149
                                                                     -------------          -------------
Capital lease obligation, less current portion ................            196,400                 81,752
Long-term debt, less current portion ..........................         24,779,630                   --
9 7/8% Senior Notes due 2008 ..................................               --              190,000,000
Other debt ....................................................            230,000                   --
                                                                     -------------          -------------
     Total liabilities ........................................         41,032,519            201,806,901
                                                                     -------------          -------------
Commitments and contingencies (Notes 10, 12, 13, 14 and 19)
Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares
     authorized, issued and outstanding .......................                 30                     30
   Retained earnings ..........................................         41,799,668             42,244,318
   Net unrealized holding gains on investment securities ......             13,498                  6,473
                                                                     -------------          -------------
     Total stockholders' equity ...............................         41,813,196             42,250,821
                                                                     -------------          -------------
     Total liabilities and stockholders' equity ...............      $  82,845,715          $ 244,057,722
                                                                     =============          =============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   FINE AIR SERVICES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                 1996               1997                 1998
                                                 ----               ----                 ----
 Revenues:
   Scheduled cargo services ........      $  54,774,892       $  56,412,349       $  76,079,187
   ACMI services ...................         35,519,906          31,079,449          37,645,389
   Repairs, training and other .....          3,953,131           2,502,372           2,378,847
                                          -------------       -------------       -------------
     Total operating revenues ......         94,247,929          89,994,170         116,103,423
                                          -------------       -------------       -------------
Operating expenses:
   Flying operations ...............         36,609,604          34,198,136          39,505,917
   Aircraft and traffic servicing ..          7,938,513           8,709,798          12,085,255
   Maintenance .....................          9,894,441          15,247,112          18,004,391
   General and administrative ......         14,110,869          16,131,561          18,055,817
   Selling .........................          3,095,842           5,264,365           6,152,126
   Depreciation and amortization ...          9,390,396          11,469,954          13,235,861
                                          -------------       -------------       -------------
     Total operating expenses ......         81,039,665          91,020,926         107,039,367
                                          -------------       -------------       -------------
     Operating income (loss) .......         13,208,264          (1,026,756)          9,064,056
                                          -------------       -------------       -------------
Other income (expense):
   Interest income .................             94,651             225,017           4,855,241
   Interest expense, net of interest
     capitalized of $440,000 in 1997           (966,058)         (1,090,838)        (12,830,307)
   Gain on insurance settlement ....               --             3,905,373                --
   Initial public offering costs ...               --              (978,243)               --
   Other, net ......................            691,414            (919,339)          3,609,390
                                          -------------       -------------       -------------
     Total other, net ..............           (179,993)          1,141,970          (4,365,676)
                                          -------------       -------------       -------------
Income before extraordinary gain ...         13,028,271             115,214           4,698,380
Extraordinary gain on repurchase of
  Senior Notes .....................               --                  --               165,520
                                          -------------       -------------       -------------
Net income .........................      $  13,028,271       $     115,214       $   4,863,900
                                          =============       =============       =============

Basic earnings per common share:
Income before extraordinary gain ...      $    4,342.76       $       38.40       $    1,566.13
Extraordinary gain .................               --                  --                 55.17
                                          -------------       -------------       -------------
Net income .........................      $    4,342.76       $       38.40       $    1,621.30
                                          =============       =============       =============
Weighted average number of common
  shares outstanding ...............              3,000               3,000               3,000
                                          =============       =============       =============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   FINE AIR SERVICES CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     COMMON STOCK
                                    ----------------                         UNREALIZED HOLDING       LOANS AND
                                                          RETAINED             GAIN (LOSS) ON         ADVANCES TO
                                    SHARES   AMOUNT       EARNINGS          INVESTMENT SECURITIES    STOCKHOLDERS       TOTAL
                                    ------   ------       --------          ---------------------    ------------       -----

Balances at December 31, 1995       3,000     $30        $33,136,486              $(31,731)           $(481,097)     $32,623,688

Net income.................           --       --         13,028,271                 --                  --           13,028,271

Distributions..............           --       --         (1,110,091)                --                  --           (1,110,091)

Reimbursement of
  advances to stockholders            --       --              --                    --                 481,097          481,097

Change in unrealized
  loss on investment securities       --       --              --                    7,214                                 7,214
                                    -----      --         ----------               -------             -------       -----------
Balances at December 31, 1996       3,000      30         45,054,666               (24,517)               --          45,030,179

Net income                            --       --            115,214                  --                  --             115,214
Distributions                         --       --         (3,370,212)                 --                  --          (3,370,212)
Change in unrealized
  gain (loss) on
  investment securities               --       --              --                   38,015                                38,015
                                    -----      --         ----------               -------             -------       -----------
Balances at December 31, 1997       3,000      30         41,799,668                13,498                --          41,813,196

Net income                            --       --          4,863,900                  --                  --           4,863,900
Distributions                         --       --         (4,419,250)                 --                  --          (4,419,250)
Change in unrealized
  gain on investment securities       --       --              --                   (7,025)               --              (7,025)
                                    -----      --         ----------               -------             -------       -----------
Balances at December 31, 1998       3,000     $30        $42,244,318               $ 6,473             $  --         $42,250,821
                                    =====     ===        ===========               =======             =======       ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   FINE AIR SERVICES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                              1996                1997                1998
                                                              ----                ----                ----
Cash flows from operating activities:
  Net income .....................................      $  13,028,271       $     115,214       $   4,863,900
                                                        -------------       -------------       -------------
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:

  Extraordinary gain on repurchase of
    Senior Notes..................................               --                  --              (165,520)

  Depreciation and amortization ..................          9,390,396          11,469,954          13,235,861
  Amortization of deferred debt issuance costs ...               --                12,820             537,522
  Bad debt expense ...............................             16,266             882,546             405,539
  Excess of insurance proceeds over net
    book value of assets destroyed ...............               --            (3,905,373)               --
  Gain on disposal of property and equipment .....           (668,116)            (32,000)               --
  Loss on sales of investment securities .........             76,937              86,916                --

  Changes in operating assets and liabilities:
    Accounts receivable ..........................         (4,746,594)          2,920,862          (6,148,037)
    Expendable parts .............................            (29,760)            235,500             243,673
    Prepaid expenses and other assets ............           (472,519)           (108,920)           (459,763)
    Accounts payable .............................         (2,023,765)         (1,186,398)         (1,031,843)
    Interest payable .............................           (268,179)            134,481             851,992
    Accrued expenses .............................            517,707           2,961,347             591,125
    Other liabilities ............................               --               230,000            (460,000)
                                                        -------------       -------------       -------------
      Total adjustments ..........................          1,792,373          13,701,735           7,600,549
                                                        -------------       -------------       -------------
    Net cash provided by operating
      activities .................................         14,820,644          13,816,949          12,464,449
                                                        -------------       -------------       -------------
Cash flows from investing activities:
  Purchases of property and equipment ............        (14,107,612)        (32,500,061)        (39,114,339)
  Proceeds from sales of property and
    equipment ....................................          2,238,758              32,000                --
  (Increase) decrease in restricted cash, net ....            (40,390)           (527,339)            405,508
  Purchases of investment securities .............           (146,128)               --                  --
  Proceeds from sales of investment securities ...            140,734             119,165                --
  Decrease (increase) in loans receivable ........             25,000                --            (2,000,000)
  Proceeds from insurance settlement .............               --             6,500,000                --
  Principal payments on notes receivable .........               --                  --               430,670
                                                        -------------       -------------       -------------
    Net cash used in investing activities ........        (11,889,638)        (26,376,235)        (40,278,161)
                                                        -------------       -------------       -------------
Cash flows from financing activities:
  Proceeds from long-term debt ...................               --            20,000,000         212,000,000
  Deferred debt issuance costs ...................               --              (466,247)         (6,734,784)
  Principal payments on long-term debt ...........         (1,871,546)         (1,572,464)        (50,584,675)
  Proceeds from (payment on) line of credit ......            100,000            (700,000)               --
  Distributions to stockholders ..................         (1,110,091)         (3,370,212)         (4,419,250)
  Reimbursement of advances to stockholders ......            481,097                --                  --
  Payments of capital lease obligations ..........               --               (26,937)            (92,217)
                                                        -------------       -------------       -------------
    Net cash (used in) provided by
      financing activities .......................         (2,400,540)         13,864,140         150,169,074
                                                        -------------       -------------       -------------
Increase in cash and cash equivalents ............            530,466           1,304,854         122,355,362
Cash and cash equivalents, beginning of year .....            441,592             972,058           2,276,912
                                                        -------------       -------------       -------------
Cash and cash equivalents, end of year ...........      $     972,058       $   2,276,912       $ 124,632,274
                                                        =============       =============       =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .........      $   1,234,237       $     956,357       $  11,440,793
                                                        =============       =============       =============
Supplemental disclosures of non-cash
 investing activities (also see Note 12):
  Change in unrealized holding gain on
  available for sale investment securities .......      $      (7,214)      $     (38,015)      $       7,025
                                                        =============       =============       =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   FINE AIR SERVICES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF BUSINESS:

Fine Air Services Corp. and subsidiaries, (the "Company") is primarily engaged in interstate, overseas and foreign charter and scheduled air transportation of cargo and mail pursuant to authority granted by the United States Department of Transportation and operates in the United States, South and Central America, and the Caribbean. The Company has worldwide charter authority granted by the United States Department of Transportation and is also engaged in aircraft leasing and repair and maintenance.

The percentage of revenues derived from each of the Company's primary business activities was as follows:

                                             YEARS ENDED DECEMBER 31,
                                       -----------------------------------
                                       1996           1997             1998
                                       ----           ----             ----
Scheduled cargo services..........      58%             62%             66%
ACMI services.....................      38              35              32
Repairs, training and other.......       4               3               2
                                       ---             ---             ---
                                       100%            100%            100%
                                       ===             ===             ===

The fixed assets of the Company consist primarily of aircraft, engines, rotable parts, ground equipment and furniture and office equipment, substantially all of which are physically located or based at the Miami International Airport.

The Company operates principally in Latin America (including Puerto Rico and the U.S. Virgin Islands) and the United States. For the years ended December 31, 1996, 1997 and 1998, Latin America sales accounted for 89%, 91%, and 81% of total revenues, respectively. Foreign sales were conducted in U.S. dollars.


2.     SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fine Air Services, Inc. ("Fine Air") and Agro Air Associates, Inc. ("Agro Air"). All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Aircraft, crew, maintenance and insurance ("ACMI") services revenue is generally recognized on a flight by flight basis, although revenue derived from certain long term ACMI contracts is recognized on a pro rata basis according to block hour usage specified in such contracts. Revenue from scheduled cargo services is recognized when the related cargo reaches its point of destination. Revenue from repairs, training and other is recognized as services are performed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates principally with respect to the allowance for losses on receivables, the economic useful lives of property and equipment and salvage value on owned aircraft. Actual results could differ from those estimates.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. For the years ended December 31, 1996, 1997, and 1998, there were no dilutive shares outstanding.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash (both interest bearing and non-interest bearing) and certificates of deposit and other highly liquid instruments (A-1, P-1 commercial paper) having maturities of three months or less from the date of purchase. At times cash and cash equivalents in a depository institution may be in excess of the FDIC insurance limit. As of December 31, 1998, the Company had $124.4 million in deposits in excess of the FDIC insurance limit.

RESTRICTED CASH

Restricted cash consists of certificates of deposit required to collateralize various letters of credit (Note 13).

INVESTMENT SECURITIES

Securities that the Company does not have the intent or ability to hold to maturity are classified as either "available-for-sale" or as "trading" and are carried at fair value. Unrealized gains and losses on available for sale securities are classified as a separate component of stockholders' equity. Unrealized gains and losses on trading securities would be recognized in current earnings. As of December 31, 1997 and 1998, all securities have been classified as available for sale.

EXPENDABLE PARTS

Flight equipment expendable parts are stated at the lower of average cost or market value.

PROPERTY AND EQUIPMENT

Owned aircraft are stated at cost. Expenditures for additions, improvements, flight equipment modifications, engine overhauls and major maintenance costs are capitalized. Other maintenance and repairs are charged to expense when incurred. The Company performs a substantial portion of flight equipment modifications, engine repairs, major maintenance as well as normal repairs and maintenance. Owned DC-8 aircraft are depreciated over their estimated useful lives of 10 years using the straight line method, net of the estimated salvage value of 10%. Major maintenance and overhaul costs are depreciated over their estimated useful lives, which range from 3 to 8 years.

At the time assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts, and the difference, net of proceeds, if any, is recorded as a gain or loss.

Long-lived assets to be held and used are reviewed for impairment whenever changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company does not believe impairment charges are warranted as of December 31, 1997 and 1998.

INCOME TAXES

The Company has elected to be taxed as an S corporation and each of Fine Air and Agro Air have elected to be taxed as a qualified sub-chapter S subsidiary under provisions of the Internal Revenue Code. Accordingly, the

Company is not subject to Federal and State income taxes. Instead, the taxable income is included in the individual income tax returns of the stockholders.

The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are scheduled for examination by the Internal Revenue Service. Management believes that the examination will relate specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment to the shareholders could result.

During 1998, an IRS examination of fiscal 1993 and 1994 relating to similar matters was resolved, and an additional tax liability of approximately $2.9 million was assessed to the stockholders. During January 1999, a distribution of this amount was made to the stockholders.

DEFERRED DEBT ISSUANCE COSTS

Costs relating to the issuance of the Senior Notes (Note 7) and to the establishment of the line of credit (Note 8) have been deferred, and are being amortized on a straight line basis (approximating the interest method) over the respective terms of the Senior Notes and the line of credit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of investment securities, loans receivable, and the Senior Notes. Investment securities have been classified as available for sale and are recorded at fair value. The fair values of the loans receivable have been estimated based on interest rates available for similar instruments and approximate their carrying values. The fair value of the Senior Notes has been estimated based on market prices from recent trades, which at December 31, 1998 resulted in an approximate fair value of $171,000,000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable operating segments, generally on the basis that it is used internally for evaluating segment performance. Required disclosure includes segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of disclosed segment information to the entity's financial statements. Because the operations of the Company relate to a single reportable segment, specifically Latin America, the implementation of SFAS No. 131 did not have a material effect on the financial statements.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the years ended December 31, 1997 and 1998, sales to the Company's largest ACMI customer comprised 13.5% and 8.7%, respectively, of total operating revenues. This customer also accounted for 20% and 34% of net accounts receivables as of December 31, 1997 and 1998, respectively. Another customer accounted for 23% and 16% of the net accounts receivable balance at December 31, 1997 and 1998, respectively. The Company also has a note receivable from its largest ACMI customer with outstanding balances of $4,000,000 and $3,569,000 as of December 31, 1997 and 1998, respectively (See Note 6).

On March 31, 1998, the Company and its largest ACMI customer entered into a security agreement, whereby the customer granted the Company an unconditional and continuing security interest in all of the customer's tangible and intangible assets (the "Collateral"). Subsequently, the stockholders of this customer pledged 100% of its common stock as additional Collateral. The Company has historically offered extended ACMI lease payments to this customer. It is management's intent to continue to provide this customer with sufficient aircraft so that the customer is able to operate at the same or at an increased level of operations. Management believes that the Collateral is sufficient to ensure the recoverability of the customer's accounts and note receivable balances (See Note 6).

3. INVESTMENT SECURITIES:

The cost and fair values of investments in equity securities at December 31, 1997 and 1998 were as follows:

                                              GROSS        GROSS
                                            UNREALIZED   UNREALIZED    MARKET
                                    COST      GAINS       (LOSSES)     VALUE
                                  -------    -------      --------    -------
Equity securities at
  December 31, 1997               $43,104    $14,347      $  (849)    $56,602
                                  =======    =======      =======     =======
Equity securities at
  December 31, 1998               $43,104    $10,040      $(3,567)    $49,577
                                  =======    =======      =======     =======

Gains and losses resulting from sales of securities are determined using the specific identification method.



4. ACCOUNTS RECEIVABLE:

Activity in the allowance for doubtful accounts was as follows:

                                            YEARS ENDED DECEMBER 31,
                                ---------------------------------------------
                                     1996              1997           1998
                                     ----              ----           ----

Balance, beginning of year      $ 1,044,821      $ 1,308,976     $ 1,246,863
Provision ................           16,266          882,546         405,539
Receivables charged off ..         (143,129)        (944,659)        (44,619)
Recoveries ...............          391,018
                                -----------      -----------     -----------
Balance, end of year .....      $ 1,308,976      $ 1,246,863     $ 1,607,783
                                ===========      ===========     ===========

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at:

                                                         DECEMBER 31,
                                             -----------------------------------
                                                   1997                 1998
                                                   ----                 ----
Aircraft, engines and betterments .......    $  78,085,073       $  91,339,013
Automobile and trucks ...................          416,719             416,719
Leasehold improvements, furniture and
  fixtures ..............................        1,112,499           1,540,820
Machinery and equipment .................        2,272,562           2,499,978
Rotable parts (see Note 12) .............       10,140,429          31,555,589
                                             -------------       -------------
                                                92,027,282         127,352,119
Accumulated depreciation and amortization      (35,446,183)        (44,892,542)
                                             -------------       -------------
                                             $  56,581,099       $  82,459,577
                                             =============       =============

6. LOANS RECEIVABLE:

On October 13, 1998, the Company entered into a short term revolving credit agreement with one of its customers, whereby $2,000,000 was made available for the customer's use. As of December 31, 1998, the entire $2,000,000 was outstanding. The loan bears interest at prime plus 1%, is collateralized by accounts receivable of the customer, and matures on August 31, 1999.

During November 1997, the Company converted $4,000,000 of accounts receivable from its largest ACMI customer into a 9% interest bearing note. Principal and interest are payable in 11 quarterly installments of $194,101 beginning in February 1998. A balloon payment in the amount of $2,778,000, representing remaining principal and any unpaid interest, is due on November 1, 2000. At December 31, 1997 and 1998, the outstanding balances on this note were $4,000,000 and $3,569,000 respectively.

7. SENIOR NOTES

On June 5, 1998, the Company consummated the sale of $200,000,000 9-7/8% Senior Notes due June 1, 2008. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by Fine Air and Agro Air (the "Subsidiary Guarantors") on a joint and several basis.

Separate financial statements of the Subsidiary Guarantors are not presented because: (i) Fine Air Services Corp. is a holding company with no independent operations; (ii) each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company and together comprise all of the Company's direct and indirect subsidiaries, and (iii) management has determined that such information is not material to investors.

Contemporaneous with the sale of the Senior Notes, the Company repaid all outstanding long-term debt (Note 9) including the outstanding balance of the $12,000,000 L-1011 term note. The term note was then converted into a line of credit which, when combined with the existing line of credit (Note 8) totaled $45,000,000.

On August 14, 1998, the Company repurchased $10,000,000 of the Senior Notes at 95% of the face value plus accrued interest of approximately $203,000. This transaction resulted in an extraordinary gain of $165,000.

8. LINE OF CREDIT:

The Company has $45,000,000 available through a revolving line of credit, which expires in November 2000. Interest under this line is determined at the time of borrowing based on the bank's prime rate plus 0.75%. Borrowings under the line are collateralized by eligible accounts receivable. As of December 31, 1998, $757,000 was used to guaranty an irrevocable letter of credit with Metropolitan Dade County (Note 13). The unused portion of the line of credit is subject to a fee at the rate of .30% per annum. At December 31, 1998, there were no borrowings outstanding under the line of credit.

9. LONG-TERM DEBT:

Long-term debt was as follows at December 31, 1997:

Note  payable,  interest at 8.75%;
   payable in annual  installments
   of   principal   and   interest
   totaling   $1,935,110   through
   March 2003;  collateralized  by
   aircraft.............................    $8,745,830
Note  payable,  interest  at 7.5%;
   payable in annual  installments
   of   principal   and   interest
   totaling  $321,314 through July
   1999;     collateralized     by
   aircraft.............................       576,941

Term note, interest at .75% above prime rate
   (9.25% at December 31, 1997);
   payable in monthly principal installments
   of $214,286 plus interest through
   November 1, 2000 with a balloon payment
   on the unpaid principal balance due November
   17,  2000; collateralized by
   aircraft,  engines  and rotable
   parts................................    17,785,714

Term note, interest at .75% above prime rate
   (9.25% at December 31, 1997);
   payable in monthly principal installments
   of $23,810 plus interest through
   November 1, 2000 with a balloon
   payment on the unpaid
   principal  balance due November
   17,  2000;   collateralized  by
   aircraft,  engines  and rotable
   parts...............................     1,976,190
Total long-term debt...................    29,084,675
Current portion of long-term debt......    (4,305,045)
                                          -----------
Long-term debt, less current portion...   $24,779,630
                                          ===========

During April 1998, the Company entered into a $12,000,000 term note bearing interest at 0.75% above the prime rate collateralized by an L-1011 aircraft and its engines. This note was repaid from the proceeds of the Senior Notes.


10.  LEASE COMMITMENTS:

The Company leases office, hangar and warehouse space at the Miami International Airport from Metropolitan Dade County. The office and warehouse facilities lease expires in September 1999. The hangar lease expires in March 2001. The Company also leases a building for its engine repair operations which expires September 2001. Future minimum non-cancelable operating lease payments are as follows:

1999..................................................       2,259,000
2000..................................................       1,769,000
2001..................................................         514,000
2002..................................................          72,000
2003..................................................          66,000
                                                            ----------
   Total                                                    $4,680,000
                                                            ==========

Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $2,305,000, $2,865,000 and $3,570,000, respectively.

CAPITAL LEASES

Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Future minimum payments for assets under capital leases at December 31, 1998 are as follows:

1999 ...........................................        149,727
2000 ...........................................         85,252
                                                      ---------
      Total minimum obligations ................        234,979
      Interest .................................        (17,782)
                                                      ---------
      Net minimum lease payments ...............        217,197
      Current portion ..........................       (135,445)
                                                      ---------
      Long-term obligations less current portion      $  81,752
                                                      =========

11. GAIN ON INSURANCE SETTLEMENT:

During 1997, an aircraft was declared a total loss by the Company's insurance underwriters as a result of an accident. The total insurance proceeds received for the aircraft were $6,500,000. A gain of $3,905,373 was recognized during 1997, which represented the excess of insurance proceeds over the net book value of the aircraft.


12. RELATED PARTY TRANSACTIONS:

By December 31, 1999, the Company will be required to install hushkits on all of its existing fleet of 14 DC-8 aircraft to comply with noise abatement regulations issued by the Federal Aviation Administration (the "FAA"). During September 1998, the Company entered into a Consent Agreement with the FAA whereby the Company is required to physically hushkit its aircraft in accordance with an accelerated schedule; six planes must be huskitted by December 31, 1998, an additional three planes mush be hushkitted by March 31, 1999 and another three by August 31, 1999.

Management intends to acquire at least 16 hushkits (including 14 for its existing DC-8 aircraft and two spares) at an estimated average cost of approximately $2.25 million per hushkit, which represents the cost to manufacture and install each hushkit plus $125,000, or approximately $36.0 million in the aggregate as of December 31, 1998. The Company intends to continue to purchase the hushkits from Quiet Technology Venture, Ltd. ("QTV"), an entity in which its stockholders have a controlling interest. Management believes that the cost of $2.25 million per hushkit is lower than the cost of comparable hushkits applicable to the Company's models of DC-8 aircraft.

On June 30, 1997, QTV received (subject to certain weight restrictions) a Supplemental Type Certificate ("STC") from the FAA approving the installation of the hushkits on the Company's fleet of DC-8's. Subsequent to receiving the STC, QTV improved the hushkit design so that when installed, the aircraft will be able to carry the maximum cargo capacity (as originally designed by the manufacturer), while being in compliance with FAA noise level requirements. On August 25, 1998, QTV received an amended STC for the upgraded hushkit design.

During the fourth quarter of 1996, the Company began funding QTV's production of the hushkits on behalf of the Company through the purchase of parts on behalf of QTV and through direct cash advances. As of December 31, 1997 and 1998, the Company had cumulative advances to QTV of $8,804,000 and $27,139,000 respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (finished goods, work-in-process and raw materials). The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. The Company capitalizes such advances when made, which is contemporaneous with the transfer of deed of the related parts from QTV to the Company. Depreciation will commence on the hushkits as they are installed on the aircraft.

For the years ended December 31, 1996, 1997, and 1998, the Company recorded revenues (repairs, training and other) of approximately $1,886,000, $1,121,000 and $2,096,000, respectively, relating to work performed for QTV.

At December 31, 1997 and 1998, $1,753,000 and $3,850,000 relating to those revenues were included in accounts receivable, non-current, respectively. The receivable outstanding as of December 31, 1998 is expected to be realized through the installation of hushkits produced by QTV.

At December 31, 1997 and 1998, the Company had advances of $352,000 and $233,000, respectively, to several related parties affiliated with the Company's stockholders.

In December 1996, the Company purchased a cargo aircraft from a company owned by a stockholder of the Company in exchange for $2,859,000, consisting of $1,700,000 due the Company from overhaul services performed on the aircraft, loans and advances to stockholders of $481,000 and loans, interest receivable and receivables from parties related to the stockholders of $678,000. An independent appraiser valued the aircraft at approximately $3,800,000. The maintenance performed in the amount of $1,700,000 was included in revenues--repairs, training and other.


13. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

At December 31, 1997 and 1998, the Company had outstanding $678,000 and $1,024,000, respectively, of irrevocable standby letters of credit to guarantee landing fees in certain countries and to guarantee rent at the Miami Airport corporate offices and hangar facilities. These letters of credit have been collateralized by restricted cash on deposit at the bank issuing such letters of credit and by a line of credit with a financial institution (Note 8).


14. COMMITMENTS AND CONTINGENCIES:

As a result of the accident described in Note 11, the Company is currently subject to litigation and is aware of other claims pending which have not reached litigation. All such litigation is being defended by the Company's insurance carrier, without reservation of rights. Management believes that the Company is fully insured for all litigation related to this accident.

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a material impact on the Company's financial position, results of operations, or liquidity.


15. CONSENT AGREEMENT:

As a result of an accident involving one of the Company's DC-8 aircraft, the Company entered into a Consent Agreement with the Federal Aviation Administration (the "FAA"), whereby the Company committed to improve its loading procedures on both ACMI and cargo flights, and to reimburse the FAA up to $1,500,000 for the costs of their investigation and supervision subsequent to the accident. The Consent Agreement specified that if, by December 1997, the Company had established improved loading practices, and was current with respect to payments required by the reimbursement schedule, $500,000 of the total assessment would be waived. As of December 31, 1997, the FAA had waived the $500,000 and had concluded that the Company had improved their loading procedures to their satisfaction. The net $1,000,000 assessment was charged to other expense during 1997. As of December 31, 1997 and 1998, remaining payments of $690,000 and $230,000, respectively, pursuant to this agreement were outstanding.


16. INITIAL PUBLIC OFFERING COSTS:

During 1997, the Company incurred costs of $978,243 in connection with a proposed initial public offering of its common stock. These costs have been expensed since the offering was not completed.

17. LITIGATION SETTLEMENT:

In January 1997, the Company obtained a $3,400,000 judgment against a former insurance carrier. The judgment was appealed, and final adjudication was made in February 1998. On March 3, 1998, the Company received the full amount of the judgment, which was recognized as other income during 1998.


18. EMPLOYEE BENEFITS PLAN

In March 1998, the Company adopted a 401(k) plan (the "Plan") which covers substantially all employees who have completed three months of service and are at least 18 years of age. Under provisions of the Plan, eligible employees may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed by the Internal Revenue Code. Company contributions are at the discretion of its Board of Directors. Vesting occurs over a seven-year period at the rate of 20% per year, beginning after the third year. For the year ended December 31, 1998, the Company did not make any contributions to the Plan.


19. SUBSEQUENT EVENTS:

On February 5, 1999, the Company entered into an agreement to acquire 100% of the capital stock of Arrow Air, Inc. (the "Stock Purchase") as well as other assets (the "Asset Purchase"). Such assets consist of 12 DC-8 cargo aircraft, one passenger DC-8 aircraft, three cargo L-1011-200 aircraft, one passenger L-1011-500 aircraft, approximately 130 serviceable and repairable aircraft engines, inventories of aircraft and engines parts, as well as all the inventories and parts supporting Arrow Air's operations and equipment relating to certain repair shops. The aggregate purchase price of $115 million was loaned to the sellers pending approval of the transaction under the Hart Scott Rodino Antitrust Improvements Act of 1976.

On March 10, 1999, the Asset Purchase was completed, and $100 million of the $115 million loan was cancelled. On April 9, 1999, the Company consummated the Stock Purchase by canceling the remaining $15 million of the loan plus the accrued interest.

20. QUARTERLY DATA (UNAUDITED):

Unaudited quarterly data for the years ended December 31, 1997 and 1998 is presented below (in thousands except share and per share amounts):


                                                                QUARTER ENDED
                                              -----------------------------------------------------
1998                                          MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
----                                          --------      -------     ------------    -----------

Operating revenues ....................      $ 25,144      $ 28,720      $ 27,580       $ 34,659
Operating income (loss) ...............           758         2,154          (123)         6,275
Income (loss) before extraordinary gain         3,689           865        (3,031)         3,175
Extraordinary gain ....................          --            --             166           --
                                             --------      --------      --------       --------
Net income ............................         3,689           865        (2,865)         3,175


Net income (loss) per common share:
Income (loss) before extraordinary gain     $1,229.64      $ 288.33    $(1,010.05)     $1,058.21
Extraordinary gain ....................          --            --           55.17           --
Net income (loss) .....................      1,229.64        288.33       (954.88)      1,058.21
Average shares outstanding ............         3,000         3,000         3,000          3,000


1997
----
Operating revenues ....................      $ 25,926      $ 26,277      $ 19,357       $ 18,434
Operating income (loss) ...............         3,349         3,314        (4,423)        (3,267)
Net income (loss) .....................         3,170         3,182        (2,589)        (3,648)
Net income (loss) per common share ....     $1,056.54     $1,060.67      $(862.89)    $(1,216.00)
Average shares outstanding ............         3,000         3,000         3,000          3,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT.

     The following table sets forth certain information regarding the directors, executive officers and certain key employees of the Company:

NAME                                  AGE          POSITION
----                                  ---          --------

DIRECTORS AND EXECUTIVE OFFICERS
J. Frank Fine........................74    Chairman of the Board
Barry H. Fine........................46    President, Chief Executive Officer
                                             and Director
John D. Zappia.......................47    Senior Vice President and Chief
                                             Operating Officer
Orlando M. Machado...................39    Senior Vice President and Chief
                                             Financial Officer

CERTAIN KEY EMPLOYEES
Celeste A. Lipworth..................35    Vice President, General Counsel
Terence T. Sullivan..................37    Vice President, Director of Finance
Nanci Adels..........................41    Vice President, Director of Sales
Hugh P. Nash.........................58    Vice President, Marketing and Sales
Anthony D. Phillips..................55    Vice President, Interline and
                                             International Marketing
Daniel L. Stemen.....................31    Vice President, Director of ACMI
                                             Services

     J. Frank Fine founded the Company's predecessor in 1976 and has served as the Company's Chairman of the Board since its inception. Mr. Fine also served as the Company's President and Chief Executive Officer from its inception until June 1997. Mr. Fine also served as Vice President, North America and General Sales Agent of Alas de Transporte International, S.A., a Dominican all-cargo airline ("Alas"), from 1988 to 1992; Vice President, North America and General Sales Agent of Interamericana de Aviacion, C.A., a Venezuelan all-cargo airline ("Interamericana"), from 1988 to 1992; Vice President, North America and General Sales Agent of Aerochago, S.A., a Dominican all-cargo airline ("Aerochago"), from 1985 to 1988; and President, North America and General Manager of Aeromar
C. por A., a Dominican all-cargo carrier ("Aeromar"), from 1978 to 1985. Mr. Fine is the father of Barry H. Fine.

     Barry H. Fine has served as the Company's President and Chief Executive Officer since June 1997 and has served as a director of the Company since its inception. Mr. Fine served as Vice President and General Manager of the Company from its inception until June 1997. Mr. Fine served as Vice President, North America, U.S. General Counsel and U.S. General Sales Agent of Alas from 1988 to 1992; Vice President, North America and U.S. General Sales Agent of Interamericana from 1988 to 1992; Vice President, North America and General Counsel of Aerochago from 1985 to 1988; and Vice President, North America and General Counsel of Aeromar from 1982 to 1985.

     John D. Zappia has served as the Company's Senior Vice President and Chief Operating Officer since June 1997. Mr. Zappia served as Senior Vice President, Maintenance and Operations of the Company from November 1992 until June 1997. Since 1991, Mr. Zappia has been a member of the Miami Maintenance Management Council, an association of maintenance companies and was its President from 1991 to 1995. From March 1984 to November 1992, Mr. Zappia served as Vice President of Maintenance of Agro Air. Prior to joining the Company, Mr. Zappia's experience in the airline industry includes: Electrical and Avionic Lead Mechanic of Air Florida (1980-1984); Technical Consultant to Aviation Components and Accessories, Inc., an FAR 145 repair station (1981-1984); Lead Avionics and Electrical Mechanic of Airlift International, Inc. (1979-1980); Supervisor, FAA Accessory Overhaul Shop of Marco Island Airways (1977-1979); and Accessory Mechanic of Dixie Air Parts Inc. (1972-1979).

      Orlando M. Machado has served as the Company's Senior Vice President and Chief Financial Officer since July 1997. From December 1987 to June 1997, Mr. Machado held various positions at Greenwich Air Services, Inc., a diversified independent gas turbine engine repair and overhaul company ("Greenwich"), and most recently served as Vice President of Finance. Prior to joining Greenwich, Mr. Machado, who is a certified public accountant, was employed by Coopers & Lybrand, L.L.P., as an audit manager.

      Celeste A. Lipworth has served as a Vice President of the Company since November 1997 and as the Company's General Counsel since November 1996. From 1993 to 1996, Ms. Lipworth was an associate at the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. From 1991 to 1992, Ms. Lipworth was an associate at the law firm of Crowell & Moring.

      Terence T. Sullivan has served as the Company's Vice President, Director of Finance since July 1997. From June 1994 to July 1997, Mr. Sullivan served as Controller of the Company. From May 1993 to May 1994, Mr. Sullivan served as Controller of Aeromar. From September 1991 to May 1993, Mr. Sullivan served as Controller of Miami Aircraft Support, Inc., a ground support services company. From August 1988 to August 1991, Mr. Sullivan served as Controller and was a partner of International Futures Strategists, an investment brokerage company. From April 1984 to July 1988, Mr. Sullivan was an accountant with the firm of Samuels & Company.

      Nanci Adels has served as Fine Air's Vice President, Director of Sales since July 1996. From 1991 to 1996, Ms. Adels served as Regional Manager for Fine Air's S.W. Region in Houston, Texas. From 1980 to 1987, Ms. Adels held various positions at British Caledonian Airways, an international passenger and cargo airline company, and most recently served as Cargo Sales Manager.

      Hugh P. Nash has served as Fine Air's Vice President, Marketing and Sales since November 1994, and served as Vice President, Northeast Region of Fine Air from November 1993 to November 1994. Mr. Nash's experience in the air cargo industry includes: Regional Manager, Southwest United States of Stair Cargo Services/Intertrans Corp., a multinational forwarding company (1984-1993); President of DCA, an airline general sales agency (1992-1994); Sales Manager, Cargo of British Caledonian Airways (1980-1982); various positions, including Agency Administrator, North America and Director, National Accounts, with MSAS, a multinational air and ocean forwarding company (1971-1980); and various positions, including International Sales Specialist/Eastern Region, with Emery Air Freight (1965-1971).

      Anthony D. Phillips has served as Fine Air's Vice President, Interline and International Marketing since October 1994. Mr. Phillips' experience in the air cargo industry includes: General Manager, North America of Belize Air International (1988-1994); various positions, including Director, Industry Affairs and Director, Reservations, with Northeastern International Airways (1983-1986); various positions, including Director, Caribbean and Director, European Operations, with Air Florida (1977-1983); Regional Sales Manager of Olympic Airways and Sabena World Belgian Airlines (1973-1977); and various positions, including Systems Trainer, with Pan American Airways.

      Daniel L. Stemen has served as Fine Air's Vice President, Director of ACMI Services since January 1998 and as Assistant Director of Operations since January 1995. From October 1992 until January 1995, Mr. Stemen served as the Manager of Flight Operations of the Company. Since 1993, Mr. Stemen has also been licensed as a DC-8 First Officer. From 1986 to 1992, Mr. Stemen served as a technical adviser and FAA Liaison for several small airlines operating out of MIA and from 1988 to 1992 he served as Vice President of Operations for Trans International Crew Leasing.

      Officers of the Company serve at the pleasure of the Board of Directors. Except as noted above, there are no family relationships among any of the Company's executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or for services rendered to the Company in all capacities during the year ended December 31, 1998 by the Chief Executive Officer and the other executive officers of the Company whose salary and bonus during 1998 exceeded $100,000 (the "Named Officers").


                                                    ANNUAL COMPENSATION(1)
                                      ------------------------------------------------------
                                                                ALL OTHER       OTHER ANNUAL
                                      SALARY        BONUS    COMPENSATION(2)    COMPENSATION
                                      ------        -----    ---------------    ------------

NAME AND PRINCIPAL POSITION
---------------------------
J. Frank Fine,
  Chairman of the Board .......      $250,000         $--      $  5,276            $--
Barry H. Fine,
  President and Chief Executive
   Officer .....................     $250,000          --      $ 24,622             --
John D. Zappia,
  Chief Operating Officer .....      $165,000          --          --               --
Orlando M. Machado,
    Chief Financial Officer ...      $150,000          --      $150,000 (3)         --


---------------

(1) Does not include cash dividends paid to the Named Officers of which approximately $652,000 for J. Frank Fine and approximately $201,000 for Barry H. Fine was in excess of amounts of funds required to pay tax obligations for the Company's income. See "Certain Transaction." Messrs. Frank and Barry Fine currently receive annual salaries of $250,000.

(2) Represents amounts related to the Named Officers' personal use of Company automobiles and a portion of the premiums for health insurance provided to Named Officers.

(3) Represents amount paid to executive in lieu of a stock award pursuant to executive's employment agreement. Such employment agreement provided for a stock award at the time of an initial public offering of the Company's common stock or a cash award of $150,000 in lieu thereof if an initial public offering was not consummated prior to December 31, 1997.


EMPLOYMENT AGREEMENT

     Effective July 7, 1997, the Company entered into a three-year employment agreement with Orlando M. Machado, pursuant to which he will serve as Chief Financial Officer. Mr. Machado will receive an annual base salary of $150,000 (effective January 1, 1999, Mr. Machado's annual base salary was increased to $165,000) and such bonuses as may be awarded from time to time in the discretion of the Board or any compensation committee thereof. If the agreement is terminated prior to the expiration of the term other than by reason of death, Disability (as defined) or Cause (as defined), or by him for Good Reason (generally defined as the diminution of his duties or other breach by the Company of the agreement), Mr. Machado (or his estate or beneficiaries) will receive, in addition to accrued salary and other benefits to which he may be entitled, his base salary for a period of two years following such termination. The agreement prohibits Mr. Machado from competing with the Company during the term of the agreement and for a period of one year after termination of his employment, other than a termination by him for Good Reason or a termination by the Company without Cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of December 31, 1998 concerning the beneficial ownership of the Company's outstanding Common Stock.

                                                    SHARES BENEFICIALLY
                                                           OWNED
                                                   ---------------------
  NAME AND ADDRESS OF BENEFICIAL OWNER(1)          NUMBER       PERCENT
  ---------------------------------------          ------       -------
  J. Frank Fine.................................    1,500           50.0%
  Barry H. Fine.................................    1,500           50.0%

--------------

(1) The address of each person or entity listed is c/o Fine Air Services, Inc., 2261 N.W. 67th Avenue, Bldg. 700, Miami, Florida 33152.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      J. Frank Fine, the Company's Chairman, and Barry H. Fine, the Company's President and Chief Executive Officer (collectively, the "Principal Shareholders"), each own 50% of the capital stock of the Company. The Principal Shareholders also each owned 50% of the capital stock of Fine Air and Agro Air. On June 3, 1998, each of the Principal Shareholders contributed to the Company his interest in Fine Air and Agro Air, each of which became a wholly owned subsidiary of the Company. The Principal Shareholders received no additional consideration for contributing their interests in Fine Air and Agro Air to the Company.

      The Company has been subject to taxation under Subchapter S of the Code and comparable provisions of state income tax laws. As a result, the net income of the Company, for federal and certain state income tax purposes, was reported by and taxable directly to the Company's shareholders during that time rather than to the Company. The Company has paid cash dividends to their shareholders in amounts at least sufficient to provide them funds for tax obligations payable by them on account of the Company's income. During 1996, 1997 and 1998, the Company made aggregate cash distributions to its shareholders of $1,110,091, $3,370,212 and $4,419,250, respectively. Frank and Barry Fine received 58% and 42%, respectively, of the aggregate cash distributions made by the Company during 1996, 1997 and 1998. During May 1998, the Company made a distribution to its shareholders of approximately $3.5 million in excess of amounts required by the shareholders to pay income taxes.

      At December 31, 1997 and 1998, the Company had advanced $352,000 and $233,000, respectively, to several related parties affiliated with the Company's stockholders.

      In December 1996, the Company purchased a cargo aircraft from Frank Fine Company, a corporation owned by J. Frank Fine. The purchase price was $2,859,000 consisting of (i) forgiveness of accounts receivable from Frank Fine Company, related to an overhaul performed on the aircraft, in the amount of $1,700,000,
(ii) forgiveness of loans and advances to Mr. Fine of $481,000 and (iii) forgiveness of loans, interest receivable and accounts receivable from parties related to Mr. Fine of $678,000.

      The Principal Shareholders own 30% of the capital stock of Quiet Nacelle Corporation ("QNC") and 100% of the capital stock of Quiet Technology, Inc. ("QTI") and Quiet Technology DC-8, Inc. ("QTD"). Quiet Technology Venture, Limited ("QTV, Ltd."), a partnership engaged in the manufacture of hushkits for DC-8-50 series and DC-8-61 aircraft (the aircraft used by the Company), in which
(i) QTD is the general partner and has a 1% interest, (ii) QTI is a limited partner and has a priority return on capital and 94.83% interest and (iii) QNC is a limited partner and has a 4.16% interest. During 1996, 1997 and 1998, the Company performed approximately $1,886,000, $1,121,000 and $2,096,000 of services for QTV, Ltd. The Company's services consisted of supplying parts and labor to manufacture hushkit components in support of QTV, Ltd.'s efforts. At December 31, 1997 and

1998, the balances of Company's accounts receivable due from QTV, Ltd. were $1,753,000 and $3,850,000, respectively.

      The Company intends to purchase from QTV, Ltd. at least 16 hushkits (including 14 for its existing DC-8 aircraft and two spares). The purchase price for these hushkits will be (i) for the first 10 hushkits, QTV, Ltd.'s cost plus $125,000 and (ii) for any additional hushkits, QTV, Ltd.'s cost. The Company has paid QTV, Ltd. a non-refundable $750,000 deposit. In addition, as of December 31, 1997 and 1998, the Company had cumulative advances to QTV, Ltd. of $8,804,000 and $27,139,000, respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (including finished goods, work-in-process and raw materials) The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. Management estimates that the average cost of such hushkits will be approximately $2.25 million, which management believes will be significantly lower than the cost of other hushkits available in the market.

      Management believes that the terms of the Company's transactions with Frank Fine Company and QTV, Ltd. were at least as favorable to the Company as those that could have been obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.  Financial Statements:

      Reference  is made to the  Index to  Financial  Statements  set forth in
Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

      2.  Financial Statement Schedules:

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions, the required information is contained in the financial statements and notes thereto or are not applicable, and therefore have been omitted.

      3.  Exhibits:

      The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT        DESCRIPTION
-------        -----------

3.1            Registrant's Certificate of Incorporation (3.1) (1)

3.2            Registrant's Bylaws (3.2) (1)

10.1 Indenture, dated as of June 5, 1998, between the Registrant and The Bank of New York, as Trustee (4.1)
               (1)

10.2 Agreement of Purchase and Sale of Assets, dated as of February 5, 1999, as amended March 10, 1999 by and among Fine Air Services Corp., International Air Leases of PR, Inc. and Anthony Tirri (99.1) (2)

10.3 Stock Purchase Agreement, dated as of February 5, 1999, by and among Fine Air Services Corp., International Air Leases of PR, Inc., Anthony Tirri, Jean Tirri and John Ebert (99.2) (2)

10.4 Loan Agreement, dated as of February 5, 1999, by and among Fine Air Services Corp., International Air Leases of PR, Inc. and Anthony Tirri (99.3) (2)

21.1           Subsidiaries of the Registrant (3)

27.1           Financial Data Schedule (3)


-----------------

(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-4 (Registration No. 333-59359).

(2) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of February 5,
     1999).

(3)  Filed herewith.


(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINE AIR SERVICES CORP.


                                    By: /s/ BARRY H. FINE
                                    ------------------------------------------
                                       Barry H. Fine
April 15, 1999                         President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE                  TITLE                                DATE
---------                  -----                                ----


/s/ J. FRANK FINE          Chairman of the Board                April 15, 1999
-----------------------
J. Frank Fine


/s/ BARRY H. FINE          President, Chief Executive Officer   April 15, 1999
-----------------------    and Director
Barry H. Fine


/s/ ORLANDO M. MACHADO     Senior Vice President and Chief      April 15, 1999
-----------------------    Financial Officer (principal
Orlando M. Machado         financial and accounting officer)

                                EXHIBIT INDEX

        EXHIBIT                    DESCRIPTION
        -------                    -----------

          21.1           Subsidiaries of the Company

          27.1           Financial Data Schedule - For
                         SEC use only