Form 10-Q
period 1999-03-31
FINE AIR SERVICES CORP
filed 1999-05-24
CIK 1066048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

Yes [X]  No [ ]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 1999, was 3,000.

                             FINE AIR SERVICES CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 (unaudited).....3

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 1998 and 1999 (unaudited)....................................................4

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1998 and 1999 (unaudited)....................................................5

           Notes to Consolidated Financial Statements (unaudited).................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................14

Item 6.    Exhibits and Reports on Form 8-K......................................................14

SIGNATURES ......................................................................................15

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,        MARCH 31,
                                                                           1998               1999
                                                                      -------------      -------------
ASSETS                                                                                     (unaudited)
Current assets:
   Cash and cash equivalents ....................................     $ 124,632,274      $     232,766
   Investment securities ........................................            49,577             44,721
   Accounts receivable, net of allowance for losses of
     $1,608,000 and $1,673,000, respectively ....................        12,240,690         14,493,941
   Loans receivable, current portion ............................         2,470,757          3,627,005
   Interest receivable ..........................................                --            551,094
   Expendable parts .............................................           302,325            231,190
   Prepaid expenses and other current assets ....................           487,287            222,623
   Aircraft parts inventory .....................................                --         21,539,303
                                                                      -------------      -------------
     Total current assets .......................................       140,182,910         40,942,643
                                                                      -------------      -------------
Property and equipment:
   Flight equipment .............................................        91,339,013        192,171,538
   Other ........................................................        36,013,106         31,456,477
                                                                      -------------      -------------
                                                                        127,352,119        223,628,015
   Less accumulated depreciation and amortization ...............       (44,892,542)       (49,457,267)
                                                                      -------------      -------------
   Net property and equipment ...................................        82,459,577        174,170,748
                                                                      -------------      -------------
Other assets:
   Restricted cash ..............................................           303,504            306,935
   Accounts receivable from related party .......................         3,849,707          4,203,399
   Loans and accounts receivable, less current portion ..........         9,351,084         15,204,702
   Aircraft and engines held for sale ...........................                --         21,879,500
   Deposits and other assets ....................................         1,594,731          1,234,099
   Deferred debt issuance costs .................................         6,316,209          6,119,723
                                                                      -------------      -------------
     Total assets ...............................................     $ 244,057,722      $ 264,061,749
                                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................     $   4,186,345      $   6,181,047
   Interest payable .............................................         1,653,248          6,590,564
   Accrued expenses .............................................         5,750,111         23,571,469
   Capital lease obligation, current portion ....................           135,445            139,827
                                                                      -------------      -------------
     Total current liabilities ..................................        11,725,149         36,482,907
                                                                      -------------      -------------
Capital lease obligation, less current portion ..................            81,752             43,715
9-7/8% Senior Notes due 2008 ....................................       190,000,000        190,000,000
Other liabilities ...............................................                --            553,982
                                                                      -------------      -------------
     Total liabilities ..........................................       201,806,901        227,080,604
                                                                      -------------      -------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares authorized, issued
     and outstanding ............................................                30                 30
   Retained earnings ............................................        42,244,318         36,979,498
   Net unrealized holding gains on investment securities ........             6,473              1,617
                                                                      -------------      -------------
     Total stockholders' equity .................................        42,250,821         36,981,145
                                                                      -------------      -------------
     Total liabilities and stockholders' equity .................     $ 244,057,722      $ 264,061,749
                                                                      =============      =============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                              1998              1999
                                                         ------------      ------------
Revenues:
   Scheduled cargo services ........................     $ 17,225,189      $ 20,760,520
   ACMI services ...................................        7,510,656         4,412,604
   Repairs, training and other .....................          408,183         2,665,943
                                                         ------------      ------------
     Total operating revenues ......................       25,144,028        27,839,067
                                                         ------------      ------------
Operating expenses:
   Flying operations ...............................        8,895,716         8,722,997
   Aircraft and traffic servicing ..................        2,555,745         3,395,336
   Maintenance .....................................        3,740,235         4,789,878
   General and administrative ......................        4,667,864         4,848,373
   Selling .........................................        1,383,666         1,633,906
   Cost of sales - aircraft parts...................               --           408,975
   Depreciation and amortization ...................        3,142,885         4,576,974
                                                         ------------      ------------
     Total operating expenses ......................       24,386,111        28,376,439
                                                         ------------      ------------
     Operating income (loss) .......................          757,917          (537,372)
                                                         ------------      ------------
Other income (expense):
   Interest income .................................          118,752         1,984,295
   Interest expense ................................         (654,727)       (5,175,852)
   Gain on insurance settlement ....................        3,388,574                --
   Other, net ......................................           78,416          (234,121)
                                                         ------------      ------------
     Total other, net ..............................        2,931,015        (3,425,678)
                                                         ------------      ------------
Net income (loss) ..................................     $  3,688,932      $ (3,963,050)
                                                         ============      ============
Net income (loss) per common share - basic .........     $   1,229.64      $  (1,321.02)
                                                         ============      ============
Weighted average number of common shares
   outstanding......................................            3,000             3,000
                                                         ============      ============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                      --------------------------------
                                                                                          1998                1999
                                                                                      -------------      -------------
Cash flows from operating activities:
  Net income (loss) .............................................................     $   3,688,932      $  (3,963,050)
  Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:
     Depreciation and amortization ..............................................         3,142,885          4,576,974
     Amortization of deferred debt issuance costs ...............................                --            200,366
     Bad debt expense ...........................................................            99,000             66,000
     Changes in operating assets and liabilities; net of effects from acquisition
       Accounts receivable ......................................................           536,006         (4,682,809)
       Interest receivable ......................................................                --           (551,094)
       Expendable parts .........................................................            58,875             71,135
       Prepaid expenses and other assets ........................................           225,286            625,296
       Aircraft parts inventory .................................................                --            318,684
       Accounts payable .........................................................        (1,012,422)         1,994,702
       Interest payable .........................................................           208,074          4,937,316
       Accrued expenses .........................................................           499,249           (195,229)
       Other liabilities ........................................................                --            553,982
                                                                                      -------------      -------------
         Total adjustments ......................................................         3,756,953          7,915,323
                                                                                      -------------      -------------
       Net cash provided by operating activities ................................         7,445,885          3,952,273
                                                                                      -------------      -------------
Cash flows from investing activities:
  Acquisition (Note 6) ..........................................................                --       (110,000,000)
  Purchases of property and equipment ...........................................        (6,740,566)       (12,009,045)
  Increase in restricted cash ...................................................            (6,833)            (3,431)
  Loan issued for acquisition ...................................................                --         (5,000,000)
  Principal payments on notes receivable ........................................           104,101                 --
                                                                                      -------------      -------------
       Net cash used in investing activities ....................................        (6,643,298)      (127,012,476)
                                                                                      -------------      -------------
Cash flows from financing activities:
  Deferred debt issuance costs ..................................................                --             (3,880)
  Principal payments on long-term debt ..........................................          (714,286)                --
  Distributions to stockholders .................................................          (166,630)        (1,301,770)
  Payments of capital lease obligations .........................................           (32,825)           (33,655)
                                                                                      -------------      -------------
       Net cash used in financing activities ....................................          (913,741)        (1,339,305)
                                                                                      -------------      -------------
Decrease in cash and cash equivalents ...........................................          (111,154)      (124,399,508)
Cash and cash equivalents, beginning of period ..................................         2,276,912        124,632,274
                                                                                      -------------      -------------
Cash and cash equivalents, end of period ........................................     $   2,165,758      $     232,766
                                                                                      =============      =============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.       OPERATIONS AND BASIS OF PRESENTATION

         Fine Air Services Corp. and subsidiaries (the "Company") is primarily engaged in interstate, overseas and foreign charter and scheduled air transportation of cargo and mail pursuant to authority granted by the United States Department of Transportation and operates in the United States, South and Central America, and the Caribbean. The Company has worldwide charter authority granted by the United States Department of Transportation and is also engaged in aircraft leasing, repair and maintenance and parts sales.

         The consolidated financial statements include the accounts of Fine Air Services Corp. and its wholly- owned subsidiaries, Fine Air Services, Inc. ("Fine Air"), Agro Air Associates, Inc. ("Agro Air"), and Fine/AAA Interair, Inc. ("Fine/AAA"). Fine/AAA was incorporated to sell and distribute aircraft spare parts to third parties and to support the operating subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair representation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. These interim results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to the Company's consolidated financial statements for the year ended December 31, 1998.

2.       EARNINGS PER SHARE

         Basic earnings or loss per common share is computed by dividing income or loss by the weighted average number of common shares outstanding. During the periods ended March 31, 1999 and 1998, there were no dilutive securities outstanding.

3.       INCOME TAXES

         The Company has elected to be taxed as an S corporation and each of Fine Air, Agro Air and Fine/AAA have elected to be taxed as a qualified sub-chapter S subsidiary under provisions of the Internal Revenue Code. Accordingly, the Company is not subject to Federal and State income taxes. Instead, the taxable income is included in the individual income tax returns of the stockholders.

         The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Because the examination is in process, the amount of an assessment, if any, is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         For the three-month periods ended March 31, 1999 and 1998, sales to the Company's largest ACMI customer comprised 7.1% and 11.2%, respectively, of total operating revenues. This customer also accounted for 28% and 29% of net accounts receivable at March 31, 1999 and December 31, 1998, respectively. The Company also holds a note receivable from this customer in the amount of $3,455,539 as of March 31, 1999.

         On March 31, 1998, the Company and its largest ACMI customer entered into a security agreement, whereby the customer granted the Company an unconditional and continuing security interest in all of the customer's tangible and intangible assets (the "Collateral"). Subsequently, the stockholders of this customer pledged 100% of their common stock as additional collateral. The Company has historically offered extended ACMI lease payments to this customer. It is management's intent to continue to provide this customer with sufficient aircraft so that the customer is able to operate at the same or at an increased level of operations. Management believes that the Collateral is sufficient to ensure the recoverability of the customer's accounts and note receivable balances.

5.       RELATED PARTY TRANSACTIONS

         By December 31, 1999, the Company will be required to install hushkits on 14 DC-8 aircraft to comply with noise abatement regulations issued by the Federal Aviation Administration (the "FAA"). During September 1998, the Company entered into a Consent Agreement with the FAA whereby the Company is required to physically hushkit its aircraft in accordance with an accelerated schedule; six planes were required to be huskitted by December 31, 1998, an additional three planes were required to be hushkitted by March 31, 1999 and another three must be hushkitted by August 31, 1999. As of March 31, 1999, the Company was in compliance with the Consent Agreement.

         As of December 31, 1999, management intends to have acquired at least 16 hushkits (including 14 for its 51, 54, 55, and 61 series DC-8 aircraft and two spares) at an estimated average cost of approximately $2.25 million per hushkit, which represents the cost to manufacture and install each hushkit plus $125,000, or approximately $36.0 million in the aggregate. The Company intends to continue to purchase the hushkits from Quiet Technology Venture, Ltd. ("QTV"), an entity in which its stockholders have a controlling interest. Management believes that the cost of $2.25 million per hushkit is lower than the cost of comparable hushkits applicable to the Company's models of DC-8 aircraft.

         As of December 31, 1998 and March 31, 1999, the Company had net advances to QTV of $27,139,000 and $19,924,000 respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (finished goods, work-in- process and raw materials). The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. The Company capitalizes such advances when made, which is contemporaneous with the transfer of deed of the related parts from QTV to the Company. Depreciation commences on the hushkits when they are installed on the aircraft.

         For the three months ended March 31, 1998, and 1999, the Company recorded revenues (repairs, training and other) of approximately $176,000 and $354,000, respectively, relating to work performed for QTV. At December 31, 1998 and March 31,1999, $3,850,000 and $4,203,000 relating to those revenues were included in accounts receivable, non-current, respectively. The receivable outstanding as of March 31, 1999 is expected to be realized through the purchase of hushkits produced by QTV.

6.       ACQUISITION

         On February 5, 1999, the Company entered into agreements (the "Agreements") to acquire 100% of the capital stock of Arrow Air, Inc. (the "Stock Purchase") as well as other assets (the "Asset Purchase"). Such assets consist of 12 DC-8 cargo aircraft, one passenger DC-8 aircraft, three cargo L1011-200 aircraft, one passenger L1011-500 aircraft, approximately 132 serviceable and repairable aircraft engines, inventories of aircraft and engine parts and equipment relating to certain repair shops ("Assets"). The aggregate purchase price of $115 million was loaned to the sellers pending approval of the transaction under the Hart Scott Rodino Antitrust Improvements Act of 1976. On March 10, 1999, the Asset Purchase was completed, and $110 million of the $115 million loan was cancelled.

        A summary of assets acquired and liabilities assumed follows:

        Assets acquired:
        Aircraft and flight equipment                         $ 84,279,000
        Aircraft and flight equipment
                  held for sale                                 21,880,000
        Aircraft parts inventory                                21,858,000
                                                              ------------
                                                               128,017,000
        Liabilities assumed                                    (18,017,000)
                                                              -------------
                                                              $110,000,000
                                                              ============

         Pursuant to the terms of the Agreements, the Company has elected to sell certain of the Assets back to the Seller at agreed upon values. In the event that the Company does not receive the agreed upon minimum values (essentially 90% of the agreed upon estimated fair market value of such Assets) by July 19, 1999, the Seller has agreed to "make whole" the Company for any short-fall in the actual net proceeds received from the sale of such Assets. To secure such "make whole" obligation, the Company received first mortgages from the Seller on two McDonnell Douglas cargo DC-8 aircraft and one McDonnell Douglas cargo DC-10 aircraft, which aircraft were not included in the Asset Purchase.

         On April 9, 1999, the Company consummated the Stock Purchase by canceling the remaining $5 million of the loan.

7.       SENIOR NOTES

         On June 5, 1998, the Company consummated the sale of $200,000,000 9-7/8% Senior Notes due June 1, 2008. On August 14, 1998, the Company repurchased $10,000,000 face value of the Senior Notes. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by Fine Air and Agro Air (the "Subsidiary Guarantors") on a joint and several basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES.

         Revenues increased 10.8% to $27.8 million in the first quarter of 1999 from $25.1 million in the first quarter of 1998, primarily due to an increase in scheduled revenues of $3.6 million, and repairs, training and other of $2.3 million, partially offset by a $3.1 million decrease in ACMI revenues. Total block hours flown by the Company's fleet decreased 10.4% to 4,979 in the first quarter of 1999 from 5,556 in the first quarter of 1998 due primarily to a decrease of 990 ACMI hours.

         Revenues from scheduled cargo services increased 20.9% to $20.8 million in the first quarter of 1999 from $17.2 million in the first quarter of 1998, due to an increase in scheduled hours flown to existing markets and the introduction of service to two new markets. Scheduled hours increased 14.4% from 2,869 hours to 3,281 hours. Tons of freight transported increased 21.9% to 26,783 in the first quarter of 1999 from 21,966 in the first quarter of 1998, primarily as a result of increased sales efforts by the Company's domestic and international sales network, the addition of two new markets subsequent to the first quarter of 1998 and the introduction of the L-1011 widebody aircraft service in the first quarter of 1999.

         Revenues from ACMI services decreased 41.3% to $4.4 million in the first quarter of 1999 from $7.5 million in the first quarter of 1998, due primarily to a decrease in domestic demand from integrated carriers, which typically return a higher ACMI rate. Total block hours flown for ACMI services decreased 36.8% to 1,697 in the first quarter of 1999 from 2,687 in the first quarter of 1998.

         Revenues from repairs, training and other increased 661.8% to $2.7 million in the first quarter of 1999 from $408,000 in the first quarter of 1998, primarily due to revenues of $1.5 million from aircraft leases and $766,000 from the sale of aircraft parts. The leased aircraft and the aircraft parts business were acquired in connection with the Asset Purchase which was completed on March 10, 1999 (See Note 6 of Notes to Financial Statements).

         OPERATING EXPENSES.

         Flying operations expenses decreased 2.2% to $8.7 million in the first quarter of 1999 from $8.9 million in the first quarter of 1998, due primarily to decreased fuel expense as a result of lower fuel prices. As a percentage of total revenues, flying operations expenses decreased to 31.3% in the first quarter of 1999 from 35.5% in the first quarter of 1998.

         Aircraft and traffic servicing expenses increased 30.8% to $3.4 million in the first quarter of 1999 from $2.6 million in the first quarter of 1998, due primarily to costs associated with an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 12.2% in the first quarter 1999 from 10.4% in the third quarter 1998, due to the Company's emphasis on scheduled cargo service.

         Maintenance expenses increased 29.7% to $4.8 million in the first quarter of 1999 from $3.7 million in the first quarter of 1998, due primarily to additional labor costs. During the first quarter of 1999, the Company maintained additional maintenance personnel in anticipation of a higher level of ACMI operations. As a percentage of total revenues, maintenance expenses increased to 17.3% in the first quarter of 1999 from 14.7% in the first quarter of 1998.

         General and administrative expenses increased 2.1% to $4.8 million in the first quarter of 1999 from $4.7 million in the first quarter of 1998. As a percentage of total revenues, general and administrative expenses decreased to 17.3% in the first quarter of 1999 from 18.7% in the first quarter of 1998.

         Selling expenses increased 14.3% to $1.6 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998, primarily as a result of increased sales personnel salaries and increased commissions associated with the increase in scheduled cargo revenue. As a percentage of total revenues, selling expenses increased to 5.8% in the first quarter of 1999 from 5.6% in the first quarter of 1998.

         Cost of sales-aircraft parts totaled $409,000 in the first quarter of 1999 and consisted of the acquisition cost of the spare parts sold and any costs associated with repairs, overhaul or certification of such parts.

         Depreciation and amortization expenses increased 48.4% to $4.6 million in the first quarter of 1999 from $3.1 million in the first quarter of 1998, due primarily to increases in capitalized maintenance costs and additional depreciation for one L-1011 aircraft, six newly installed hushkits, and depreciation for aircraft acquired in connection with the March 10, 1999 Asset Purchase (See Note 6 of Notes to Financial Statements). As a percentage of total revenues, depreciation and amortization expenses increased to 16.5% in the first quarter of 1999 from 12.4% in the first quarter of 1998.

         OPERATING INCOME/LOSS. Operating results decreased to a $0.5 million loss in the first quarter of 1999 from $0.8 million income in the first quarter of 1998. The Company's operating margin decreased to (1.8%) in the first quarter of 1999 from 3.2% in the first quarter of 1998 primarily as a result of a decrease in ACMI revenues and increases in operating expenses.

         INTEREST AND OTHER INCOME, NET. Interest and other income net decreased $6.3 million in the first quarter of 1999 compared to the first quarter of 1998. Net interest expense increased $2.5 million in the first quarter of 1999 due primarily to accrued interest related to the $190 million of 9-7/8% Senior Notes outstanding during the period. Furthermore, the first quarter of 1998 was favorably impacted with a $3.4 million insurance settlement.

         NET INCOME/LOSS. As a result of the above factors, the Company had a $4.0 million loss in the first quarter of 1999 compared to $3.7 million net income in the first quarter of 1998

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's primary source of liquidity consisted of $233,000 in cash and cash equivalents compared to $124.6 million at December 31, 1998, cash flows expected to be generated from operations, and its availability under the existing $45 million line of credit. The Company had working capital of $4.5 million at March 31, 1999, compared to $128.5 million at December 31, 1998. The decrease in working capital was due principally to the use of cash for the Asset Purchase (See Note 6 of Notes to Financial Statements).

         Net cash provided by operating activities was $7.4 million and $4.0 million during the three months ended March 31, 1998 and 1999, respectively. This decrease in cash flow from operating activities was due primarily to a net loss of $4.0 million for the three months ended March 31, 1999 compared to net income of $3.7 million for the same period in the prior year, offset by changes in certain operating assets and liabilities, primarily accounts receivable, accounts payable and interest payable.

         Net cash used in investing activities was $6.6 million and $127.0 million for the three month periods ended March 31, 1998 and 1999, respectively. This increase was due principally to the $110.0 million acquisition of assets used in the operations of Arrow Air, Inc., whose common stock was acquired by the Company on April 9, 1999. In addition, purchases of property and equipment increased by $5.3 million from $6.7 million for the three months ended March 31, 1998 to $12.0 million for the same period ended March 31, 1999 primarily due to additional advances to QTV for the manufacture of hushkits to be installed on the Company's 51, 54, 55, and 61 series DC-8 aircraft. As of March 31, 1998, a $5.0 million loan remained outstanding.

         Net cash used in financing activities was $0.9 million and $1.3 million for the three month periods ending March 31, 1998 and 1999, respectively. This increase resulted primarily from $1.3 million in distributions to the stockholders, the majority of which related to the settlement of the IRS examination of certain maintenance costs relating to 1993 and 1994, offset by principal payments on long-term debt of $0.7 million in the quarter ended March 31, 1998. No debt payments were required during the first quarter of 1999.

         The Company has a $45 million credit facility with a commercial lender (the "Credit Facility"), which expires in November 2000. Borrowings under the Credit Facility bear interest at the lender's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum. Borrowings under the Credit Facility are collateralized primarily by 10 DC-8 aircraft, one L-1011 aircraft and certain receivables and inventories of the Company. As of March 31, 1999, no amounts were outstanding under the Credit Facility.

         The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Because the examination is in process, the amount of an assessment, if any, is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

         The Company has no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of its 51, 54, 55, and 61 series DC-8 aircraft. The Company will be required to install hushkits on 14 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. The Company estimates that the average cost of such hushkits will be approximately $2.25 million per aircraft, and that the aggregate cost to the Company to hushkit 14 DC-8s and to acquire two spare hushkits will be $36.0 million, approximately all of which had been incurred as of March 31, 1999. The Company is purchasing hushkits for this purpose from a related party. Management believes that the cost of the hushkits to be purchased from the related party will be significantly lower than the cost of other hushkits available in the market. The Company will also purchase at least four hushkits from a third party for aircraft acquired in connection with the March 10, 1999 Asset Purchase (See Note 6 of Notes to Financial Statements) at a cost of approximately $2.8 million each.

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

YEAR 2000 COMPLIANCE

         The Company has invested significant management and financial resources in the development of information systems to facilitate its cargo, flight and maintenance operations, provide its personnel accurate and timely information and increase the level of service and information provided to its customers. The Company continually assesses its management information systems and, as of March 31, 1999, had entered into agreements with certain software vendors to provide information systems for maintenance and logistics management and cargo handling management. Additionally, the Company has contracted with another software vendor to replace existing financial applications systems. Assessment and selection of systems for flight operations and crew management is currently underway with system implementation scheduled for third quarter 1999. The cargo management system is expected to be operable in the second quarter of 1999. The financial systems are expected to be operable late in the second quarter of 1999 and the maintenance/logistics systems are scheduled to be implemented late in the third quarter of 1999. These systems constitute the bulk of the company's automation and should bring all core applications into Year 2000 compliance. The cost of these systems will be approximately $3.5 million, of which approximately $1.4 million had been incurred as of March 31, 1999.

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

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits:

     EXHIBIT NO.  DESCRIPTION OF EXHIBIT
     -----------  ----------------------
        27        Financial Data Schedule

       (b)        Reports on Form 8-K:

                  On March 25, 1999, the Company filed a current report on Form 8-K to report that on February 5, 1999, the Company entered into an agreement of purchase and sale of assets with International Air Leases of PR, Inc. ("IALPR") and Anthony Tirri and a stock purchase agreement with IALPR and its stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FINE AIR SERVICES CORP.

Date:    May 24, 1999        By:  /s/ BARRY H. FINE
                                  ----------------------------------------------
                                  Barry H. Fine
                                  President and Chief Executive Officer

                             By:  /s/ ORLANDO M. MACHADO
                                  ----------------------------------------------
                                  Orlando M. Machado
                                  Senior Vice President and
                                  Chief Financial Officer (principal financial officer and principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------
   27        Financial Data Schedule