Form 10-Q
period 1999-06-30
FINE AIR SERVICES CORP
filed 1999-08-23
CIK 1066048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

Yes [X]  No [ ]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 1999, was 3,000.

                             FINE AIR SERVICES CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)......3

           Consolidated Statements of Operations for the Three Months and Six Months Ended
           June 30, 1998 and 1999 (unaudited).....................................................4

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1998 and 1999 (unaudited).....................................................5

           Notes to Consolidated Financial Statements (unaudited).................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................................10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................16

Item 6.    Exhibits and Reports on Form 8-K......................................................18

SIGNATURES ......................................................................................19

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1999               1998
                                                                                   ---------         ------------
ASSETS                                                                            (unaudited)
Current assets:
   Cash and cash equivalents.........................................            $    737,066        $124,632,274
   Investment securities.............................................                  39,905              49,577
   Accounts receivable, net of allowance for losses of $1,779,000
     and $1,608,000, respectively....................................              23,990,962          12,240,690
   Loans receivable, current portion.................................               2,492,180           2,470,757
   Interest Receivable...............................................                 182,425                  --
   Expendable parts..................................................                 160,055             302,325
   Prepaid expenses and other current assets.........................                 951,764             487,287
   Aircraft parts inventory..........................................              37,245,036                  --
                                                                                 ------------        ------------
     Total current assets............................................              65,799,393         140,182,910
                                                                                 ------------        ------------
Property and equipment:
   Flight equipment..................................................             198,535,136          91,339,013
   Other.............................................................              16,308,155          36,013,106
                                                                                 ------------        ------------
                                                                                  214,843,291         127,352,119
   Less accumulated depreciation and amortization....................             (54,559,773)        (44,892,542)
                                                                                 ------------        ------------
   Net property and equipment........................................             160,283,518          82,459,577
                                                                                 ------------        ------------
Other assets:
   Restricted cash...................................................                 310,364             303,504
   Accounts receivable from related party............................               4,496,928           3,849,707
   Loans and accounts receivable, less current portion...............              11,197,233           9,351,084
   Aircraft and engines held for sale................................              37,210,000                  --
   Deposits and other assets.........................................               3,144,247           1,594,731
   Operating certificate and route authorities, net..................               4,916,667                  --
   Deferred debt issuance costs, net.................................               6,033,416           6,316,209
                                                                                 ------------        ------------
     Total assets                                                                $293,391,766        $244,057,722
                                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................            $  7,747,062        $  4,186,345
   Payable to Seller (Note 6) .......................................               6,000,000                  --
   Interest payable..................................................               1,717,894           1,653,248
   Accrued expenses..................................................              29,839,218           5,750,111
   Other debt, current portion.......................................                 292,844                  --
   Capital lease obligation, current portion.........................                 142,428             135,445
                                                                                 ------------        ------------
   Total current liabilities.........................................              45,739,446          11,725,149
                                                                                 ------------        ------------
Capital lease obligation, less current portion.......................                   6,827              81,752
Line of credit.......................................................              21,885,000                  --
9-7/8% Senior Notes due 2008.........................................             190,000,000         190,000,000
Other debt, less current portion.....................................                 553,982                  --
                                                                                 ------------        ------------
     Total liabilities...............................................             258,185,255         201,806,901
                                                                                 ------------        ------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares authorized, issued
     and outstanding.................................................                      30                  30
   Retained earnings.................................................              35,209,680          42,244,318
   Net unrealized holding (loss) gain on investment securities.......                  (3,199)              6,473
                                                                                 ------------        ------------
     Total stockholders' equity......................................              35,206,511          42,250,821
                                                                                 ------------        ------------
     Total liabilities and stockholders' equity......................            $293,391,766        $244,057,722
                                                                                 ============        ============

The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                               ------------------------------        ------------------------------
                                                   1999               1998               1999               1998
                                               -----------        -----------        -----------        -----------
Revenues:
   Scheduled cargo services...........         $32,165,748        $19,565,488        $52,926,269        $36,790,677
   ACMI and charter services..........          13,501,098          8,544,548         17,913,702         16,055,204
   Repairs, training and other........           3,965,667            609,629          6,631,610          1,017,812
                                               -----------        -----------        -----------        -----------
     Total operating revenues.........          49,632,513         28,719,665         77,471,581         53,863,693
                                               -----------        -----------        -----------        -----------
Operating expenses:
   Flying operations..................          14,112,867         10,731,865         22,835,864         19,627,581
   Aircraft and traffic servicing.....           5,573,518          2,945,839          8,968,853          5,501,584
   Maintenance........................           9,949,638          4,332,285         14,739,515          8,072,520
   General and administrative.........           7,113,018          3,905,795         11,961,391          8,573,659
   Selling............................           2,443,245          1,507,267          4,077,152          2,890,933
   Cost of sales-aircraft parts.......           1,329,672                 --          1,738,647                 --
   Depreciation and amortization......           5,372,396          3,142,775          9,949,372          6,285,660
                                               -----------        -----------        -----------        -----------
     Total operating expenses.........          45,894,354         26,565,826         74,270,794         50,951,937
                                               -----------        -----------        -----------        -----------
     Operating income.................           3,738,159          2,153,839          3,200,787          2,911,756
                                               -----------        -----------        -----------        -----------
Other income (expense):
   Interest income....................             105,389            710,926          1,919,855            829,678
   Interest expense...................          (5,122,762)        (1,888,808)       (10,123,576)        (2,543,535)
   Gain on insurance settlement.......                  --                 --                 --          3,388,574
   Other, net.........................             (53,623)          (110,555)          (292,953)           (32,139)
                                               -----------        -----------        -----------        -----------
     Total other, net.................          (5,070,996)        (1,288,437)        (8,496,674)         1,642,578
                                               -----------        -----------        -----------        -----------
Net (loss) income.....................         $(1,332,837)       $   865,402        $(5,295,887)       $ 4,554,334
                                               ===========        ===========        ===========        ===========
Net (loss) income per common
   share - basic......................         $   (444.28)       $    288.47        $ (1,765.30)       $  1,518.11
                                               ===========        ===========        ===========        ===========
Weighted average number of common shares
   outstanding........................               3,000              3,000              3,000              3,000
                                               ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                       ---------------------------------
                                                                                             1999                1998
                                                                                       -------------        ------------
Cash flows from operating activities:
  Net (loss) income...........................................................         $  (5,295,887)       $  4,554,334
     Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization............................................             9,949,372           6,154,770
     Amortization of deferred debt issuance costs.............................               400,732             130,892
     Bad debt expense.........................................................               152,100             292,359
     Changes in operating assets and liabilities:
       Accounts receivable....................................................           (14,187,023)           (253,337)
       Interest receivable....................................................              (182,425)                 --
       Expendable parts.......................................................               142,270             117,750
       Prepaid expenses and other assets......................................            (1,367,800)           (892,682)
       Aircraft parts inventory..........................................                   (329,299)                 --
       Accounts payable.......................................................             3,560,717          (1,072,720)
       Interest payable.......................................................                64,646             507,530
       Accrued expenses.......................................................              (124,624)           (353,502)
       Other liabilities......................................................                    --            (115,000)
                                                                                       -------------        ------------
         Total adjustments....................................................            (1,921,334)          4,516,060
                                                                                       -------------        ------------
       Net cash provided (used in) provided by operating activities...........            (7,217,221)          9,070,394
                                                                                       -------------        ------------
Cash flows from investing activities:
  Acquisition (Note 6) .......................................................          (115,000,000)                 --
  Purchases of property and equipment.........................................           (22,248,179)        (16,480,011)
  Increase in restricted cash.................................................                (6,860)            (13,666)
  Principal payments on notes receivable......................................              (230,142)            210,544
                                                                                       -------------        ------------
       Net cash used in investing activities..................................          (137,485,181)        (16,283,133)
                                                                                       -------------        ------------
Cash flows from financing activities:
  Proceeds from long-term debt................................................               846,826         212,000,000
  Proceeds from line of credit................................................            21,885,000                  --
  Deferred debt issuance costs................................................              (117,939)         (6,476,182)
  Principal payments on long-term debt........................................                    --         (41,084,675)
  Distributions to stockholders...............................................            (1,738,751)         (3,806,152)
  Payments of capital lease obligations.......................................               (67,942)            (64,457)
                                                                                       -------------        ------------
       Net cash provided by financing activities..............................            20,807,194         160,568,534
                                                                                       -------------        ------------
(Decrease) increase in cash and cash equivalents..............................          (123,895,208)        153,355,795

Cash and cash equivalents, beginning of period................................           124,632,274           2,276,912
                                                                                       -------------        ------------
Cash and cash equivalents, end of period......................................         $     737,066        $155,632,707
                                                                                       =============        ============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

         The consolidated financial statements include the accounts of Fine Air Services Corp. and its wholly-owned subsidiaries, Fine Air Services, Inc.
("Fine Air"), Agro Air Associates, Inc. ("Agro Air"), Arrow Air, Inc. ("Arrow Air"), and Fine/AAA Interair, Inc. ("Fine/AAA"). Fine/AAA was incorporated to sell and distribute aircraft spare parts to third parties and to support the operating subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair representation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. These interim results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to the Company's consolidated financial statements for the year ended December 31, 1998.

2.       EARNINGS PER SHARE

         Basic earnings or loss per common share is computed by dividing income or loss by the weighted average number of common shares outstanding. During the periods ended June 30, 1999 and 1998, there were no dilutive securities outstanding.

3.       INCOME TAXES

         The Company has elected to be taxed as an S corporation and each of Fine Air, Agro Air, Arrow Air, and Fine/AAA have elected to be taxed as a qualified sub-chapter S subsidiary under provisions of the Internal Revenue Code. Accordingly, the Company is not subject to Federal and State income taxes. Instead, the taxable income is included in the individual income tax returns of the stockholders.

         The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the

Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment to the shareholders could result. In such case, the Company would make a contribution to the shareholders in the amount of any such assessment. Because the examination is in process, the amount of an assessment, if any, is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         For the six-month periods ended June 30, 1999 and 1998, sales to the Company's largest ACMI customer comprised 7.2% and 10.8%, respectively, of total operating revenues. This customer also accounted for 22.7% and 29.0% of net accounts receivable at June 30, 1999 and December 31, 1998, respectively. The Company also holds a note receivable from this customer in the amount of $3,339,188 as of June 30, 1999.

         On March 31, 1998, the Company and its largest ACMI customer entered into a security agreement, whereby the customer granted the Company an unconditional and continuing security interest in all of the customer's tangible and intangible assets (the "Collateral"). Subsequently, the stockholders of this customer pledged 100% of their common stock as additional collateral. The Company has historically offered extended payment terms to this customer. It is management's intent to continue to provide this customer with sufficient aircraft so that the customer is able to operate at the same or at an increased level of operations. Management believes that the Collateral is sufficient to ensure the recoverability of the customer's accounts and note receivable balances.

5.       RELATED PARTY TRANSACTIONS

         By December 31, 1999, the Company will be required to install hushkits on the pre-Acquisition fleet of 14 DC-8 aircraft to comply with noise abatement regulations issued by the Federal Aviation Administration (the "FAA"). During September 1998, the Company entered into a Consent Agreement with the FAA whereby the Company is required to physically hushkit its aircraft in accordance with an accelerated schedule; six planes were required to be hushkitted by December 31, 1998, an additional three planes were required to be hushkitted by March 31, 1999 and another three must be hushkitted by August 31, 1999. As of June 30, 1999, the Company was in compliance with the Consent Agreement.

         Management intends to continue to purchase at least 16 hushkits (including 14 for its existing DC-8 aircraft and two spares) from Quiet Technology Venture, Ltd. ("QTV"), an entity in which its stockholders have a controlling interest. As of December 31, 1998 and June 30, 1999, the Company had cumulative advances, net of amounts capitalized for hushkits installed, to QTV of $27,139,000 and $16,995,000 respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (including finished goods, work-in- process and raw materials) but not yet installed. The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. The Company estimates that the average cost of such hushkits will be approximately $2.75 million. Depreciation commences on the hushkits when they are installed on the aircraft. QTV is currently the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft.

         For the six months ended June 30, 1999 and 1998, the Company recorded revenues (repairs, training and other) of approximately $647,000 and $1,146,000,respectively, relating to work performed for QTV. At December 31, 1998 and June 30,1999, $3,850,000 and $4,497,000, respectively, relating to those revenues were included in accounts receivable, non-current. The receivable outstanding as of June 30, 1999 is expected to be realized through the purchase of hushkits produced by QTV.

6.       ACQUISITION

         On March 10, 1999, the Company purchased all of Arrow Air's operating aircraft and certain additional assets from Arrow Air's affiliates, and on April 9, 1999, the Company purchased 100% of the common stock of Arrow Air. In connection with the asset purchase and stock purchase (the "Acquisition"), the Company acquired the following assets: 13 DC-8 and four L-1011 aircraft (including one DC-8 and one L-1011 which currently are in passenger configuration), 132 spare engines, inventories of aircraft and engine parts, equipment relating to certain repair shops, and Arrow Air's operating certificates and route authorities.

         Pursuant to the terms of the agreements, the sellers were obligated to repurchase certain assets at specified prices or forfeit to the Company certain additional assets securing the sellers' obligations. The assets to be repurchased (the "Put Assets"), the price at which the sellers were obligated to repurchase such assets (the "Repurchase Price") and the assets securing the sellers' obligations to pay the Repurchase Price (the "Additional Assets") were as follows:

            PUT ASSETS                   REPURCHASE PRICE                   ADDITIONAL ASSETS
            ----------                   ----------------                   -----------------
Two DC-8 aircraft                      $  7.2 million           One DC8-62 freighter aircraft

Inventory of spare parts, and          $ 36.0 million           One DC10-30 freighter aircraft
engine shop and a wheel and brake
shop

Spare aircraft engines and other       $ 31.5 million           One DC8-63 freighter aircraft
inventory

         On July 13, 1999, the Company entered into an agreement whereby the sellers acknowledged that they could not meet two of their put option obligations and, therefore, forfeited title to the Company of the corresponding Additional Assets comprised of one DC10-30F aircraft and one DC8-63F aircraft. The remaining option was extended to October 12, 1999. Under this last option, the sellers are obligated to repurchase two DC-8 aircraft for $7.2 million or forfeit to the Company an additional DC8-62F aircraft. In addition, on July 13, 1999, the Company purchased from the sellers additional engine modules at a price of $6.0 million, bringing the aggregate cash price of the Acquisition to $121.0 million

         The aggregate purchase price of the Acquisition of $145.2 million (consisting of $121.0 in cash and the assumption of an estimated $24.2 million of liabilities) was accounted for as a purchase as such term is used under generally accepted accounting principles. The following is a summary of the assets acquired and liabilities assumed:

Purchase price allocation:
         Inventories.............................................  $ 36,916,000
         Prepaid expenses and other assets.......................       646,000
         Property and equipment..................................    65,442,000
         Aircraft held for sale..................................    37,210,000
         Deposits and other assets...............................     5,000,000
         Operating certificate and route authorities.............             0
         Accrued expenses........................................   (24,214,000)
                                                                   ------------
                  Net cash purchase price........................  $121,000,000
                                                                   ============

         The final purchase price determination and allocation will be contingent upon final assessment or appraisal of the fair value of the net assets acquired, and the balance sheet of Arrow Air as it relates to certain items being acquired or assumed as of the closing date.

7.       SENIOR NOTES

         On June 5, 1998, the Company consummated the sale of $200 million 9-7/8% Senior Notes due June 1, 2008. On August 14, 1998, the Company repurchased $10 million face value of the Senior Notes. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by the Company's subsidiaries (the "Subsidiary Guarantors") on a joint and several basis.

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

8.       COMMITMENTS AND CONTINGENCIES:

         The Company is required to install hushkits on its 23 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. As of June 30, 1999, hushkits had been installed on 15 DC-8 aircraft. The Company estimates that the average cost of hushkits for the remaining eight DC-8 aircraft will be approximately $2.75 million per aircraft, and that the aggregate cost to the Company to hushkit these remaining aircraft and to acquire two spare hushkits will be approximately $27.5 million. The Company is purchasing a number of these hushkits from a related party, as such related party currently is the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft. The Company will also purchase at least four hushkits from a third party for aircraft acquired in connection with the March 10, 1999 asset purchase at a cost of approximately $2.8 million each.

         As a result of the August 7, 1997 accident involving one of the Company's aircraft, the Company is currently subject to lawsuits brought by the families of three of the individuals who perished and several businesses that were affected by the accident and the Company is aware of other claims pending which have not reached litigation. All such litigation is being defended by the Company's insurance carrier, without reservation of rights, and the Company has no reason to believe that its liability insurance coverage will not be sufficient to cover all claims arising from the accident.

         The U.S. Attorney's Office in Miami, Florida has been conducting an investigation relating to the August 7, 1997 accident. The Company and one of its ACMI customers who leased and loaded the subject aircraft and with whom the Company operates a joint venture have been identified as subjects of the investigation. The Company, several of its employees and one officer, Barry Fine, the Company's President and Chief Executive Officer, have received subpoenas, and two of the Company's employees have learned that they are targets of this investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions on the part of the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or its employees may be criminally indicted. If the Company or any of its officers or employees are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and any named employees in the trial process; however, if so indicted, it is possible that the Company or any charged employee could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against it, or any of its officers or employees.

         In May 1999, following a major FAA inspection of the Company's operations earlier this year, the FAA notified 11 of the Company's employees that such employees are being investigated for alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on three of the Company's aircraft. At the time of the inspection, the three aircraft had recently undergone or were undergoing heavy maintenance checks under one of the Company's repair station certificates. To allay the FAA's concerns during the pendency of the investigation, the Company voluntarily surrendered its 145 repair station certificate to the FAA; however, the Company may continue to maintain its own aircraft and the aircraft of other air carriers pursuant to its air carrier operating certificate. The FAA's investigation may result in a finding that one or more of the Company's employees violated FAA regulations. While the Company is unable to determine whether the FAA will pursue an assessment against it as a result of the findings of this investigation, the Company believes that any such assessment would not have a material effect on it. In addition, the Company has been informed that the U.S. Attorney's Office in Miami is also conducting an investigation of approximately nine of its employees or former employees in conjunction with these alleged violations. The Company has and will continue to fully cooperate with the FAA and the U.S. Attorney's office during their investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions against these individuals, the investigation has not yet been concluded and it is possible that these individuals may be criminally indicted. If any of these individuals are indicted as a result of this investigation, the Company is prepared to vigorously defend these individuals in the trial process; however, it is possible that one or more of these individuals could ultimately be assessed fines or face other penalties. The Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against these individuals.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 REVENUES.

         Revenues increased 72.8% to $49.6 million in the second quarter of 1999 from $28.7 million in the second quarter of 1998, primarily due to increases in revenues from scheduled cargo services of $12.6 million, repairs, training and other of $3.4 million, and ACMI services of $5.0 million. Total block hours flown by the Company's fleet increased 46.3% to 9,255 in the second quarter of 1999 from 6,324 in the second quarter of 1998 due primarily to the Acquisition.

         Revenues from scheduled cargo services increased 64.4% to $32.2 million in the second quarter of 1999 from $19.6 million in the second quarter of 1998, due to increases in scheduled hours flown and average tons carried. Scheduled hours increased 42.2% from 3,313 hours in the second quarter of 1998 to 4,711 hours in the second quarter 1999. Tons of freight transported increased 72.9% to 41,623 in the second quarter of 1999 from 24,073 in the second quarter of 1998, primarily as a result of the introduction of L-1011 widebody aircraft service in the first quarter of 1999 and the Acquisition which added nine DC-8 aircraft and three L-1011 widebody aircraft to the Company's operating fleet.

         Revenues from ACMI services increased 58.0% to $13.5 million in the second quarter of 1999 from $8.5 million in the second quarter of 1998, due primarily to the Acquisition. Total block hours flown for ACMI services increased 50.9% to 4,544 in the second quarter of 1999 from 3,011 in the second quarter of 1998.

         Revenues from repairs, training and other increased 550.5% to $4.0 million in the second quarter of 1999 from $610,000 in the second quarter of 1998, primarily due to revenues of $3.5 million from the sale of aircraft parts and rotable exchange fees. The aircraft parts business was acquired in connection with the asset purchase component of the Acquisition which was completed on March 10, 1999. See Note 6 of Notes to Financial Statements.

         OPERATING EXPENSES.

         Flying operations expenses increased 31.5% to $14.1 million in the second quarter of 1999 from $10.7 million in the second quarter of 1998, due primarily to increased hours flown partially offset by a decrease in average fuel prices. As a percentage of total revenues, flying operations expenses decreased to 28.4% in the second quarter of 1999 from 37.4% in the second quarter of 1998.

         Aircraft and traffic servicing expenses increased 89.2% to $5.6 million in the second quarter of 1999 from $2.9 million in the second quarter of 1998, due primarily to an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 11.2% in the second quarter 1999 from 10.3% in the second quarter 1998, due to the Company's emphasis on scheduled cargo service.

         Maintenance expenses increased 129.7% to $9.9 million in the second quarter of 1999 from $4.3 million in the second quarter of 1998, due primarily to additional aircraft acquired in 1999. As a percentage of total revenues, maintenance expenses increased to 20.0% in the second quarter of 1999 from 15.1% in the second quarter of 1998, primarily as a result of an increase in unscheduled line maintenance.

         General and administrative expenses increased 82.1% to $7.1 million in the second quarter of 1999 from $3.9 million in the second quarter of 1998 primarily due to expenses associated with Arrow Air's operations. As a percentage of total revenues, general and administrative expenses increased to 14.3% in the second quarter of 1999 from 13.6% in the second quarter of 1998.

         Selling expenses increased 62.1% to $2.4 million in the second quarter of 1999 from $1.5 million in the second quarter of 1998, primarily as a result of increased sales personnel salaries and increased commissions associated with the increase in scheduled cargo revenue. As a percentage of total revenues, selling expenses decreased to 4.9% in the second quarter of 1999 from 5.2% in the second quarter of 1998.

         Cost of sales-aircraft parts totaled $1.3 million in the second quarter of 1999 and consisted of the cost of spare parts sold and costs associated with repairs, overhaul or certification of parts sold or exchanged.

         Depreciation and amortization expenses increased 70.9% to $5.4 million in the second quarter of 1999 from $3.1 million in the second quarter of 1998, due primarily to increases in capitalized maintenance costs, Stage III installation of hushkits and additional depreciation for aircraft acquired in connection with the asset purchase component of the Acquisition which was completed on March 10, 1999. See Note 6 of Notes to Financial Statements. As a percentage of total revenues, depreciation and amortization expenses slightly decreased to 10.8% in the second quarter of 1999 from 10.9% in the second quarter of 1998.

         Operating Income. Operating income increased to $3.7 million in the second quarter of 1999 from $2.2 million income in the second quarter of 1998. The Company's operating margin remained constant at 7.5% in the second quarter of 1999 as compared to the second quarter of 1998.

         Interest and Other Expense, Net. Interest and other expense, net, increased $3.8 million in the second quarter of 1999 compared to the second quarter of 1998. Net interest expense increased $3.8 million in the second quarter of 1999 due primarily to interest expense related to the $190 million of 9-7/8% Senior Notes outstanding during the period.

         Net Income/Loss. As a result of the above factors, the Company had a $1.3 million net loss in the second quarter of 1999 compared to $0.9 million net income in the second quarter of 1998

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 REVENUES.

         Revenues increased 43.8% to $77.5 million in the first half of 1999 from $53.9 million in the first half of 1998, primarily due to an increase in revenues from scheduled cargo services of $16.1 million and repairs, training and other of $5.6 million. Total block hours flown by the Company's fleet increased 19.8% to 14,233 in the first half of 1999 from 11,880 in the first half of 1998 primarily due to the Acquisition.

         Revenues from scheduled cargo services increased 43.9% to $52.9 million in the first half of 1999 from $36.8 million in the first half of 1998, due to an increase in scheduled hours flown to existing markets and the acquisition of Arrow Air. Scheduled hours increased 29.3% from 6,182 hours in the first half of 1998 to 7,992 hours in the first half if 1999. Tons of freight transported increased 48.6% to 68,406 in the first half of 1999 from 46,039 in the first half of 1998, primarily as a result of increased sales efforts by the Company's domestic and international sales network, the addition of two new markets subsequent to the first half of 1998, the introduction of one L-1011 widebody aircraft in the first quarter of 1999 and the Acquisition in the second quarter of 1999 which added significant lift capacity and market penetration.

         Revenues from ACMI services increased 11.6% to $17.9 million in the first half of 1999 from $16.1 million in the first half of 1998, due primarily to an increase in hours flown and rates as a result of including widebody aircraft in ACMI operations. Total block hours flown for ACMI services increased 9.5% to 6,241 in the first half of 1999 from 5,698 in the first half of 1998.

         Revenues from repairs, training and other increased 551.5% to $6.6 million in the first half of 1999 from $1.0 million in the first half of 1998, primarily due to revenues from the sale and rotable exchanges of aircraft parts. The aircraft parts business was acquired in connection with the asset purchase component of the Acquisition which was completed on March 10, 1999. See Note 6 of Notes to Financial Statements.

         OPERATING EXPENSES.

         Flying operations expenses increased 16.3% to $22.8 million in the first half of 1999 from $19.6 million in the first half of 1998, due primarily to a block hour increase of 29.3% partially offset by a decrease in average fuel prices. As a percentage of total revenues, flying operations expenses decreased to 29.5% in the first half of 1999 from 36.4% in the first half of 1998 primarily due to lower fuel costs.

         Aircraft and traffic servicing expenses increased 63.0% to $9.0 million in the first half of 1999 from $5.5 million in the first half of 1998, due primarily to costs associated with an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 11.6% in the first half 1999 from 10.2% in the first half 1998, due to the Company's emphasis on scheduled cargo service.

         Maintenance expenses increased 82.5% to $14.7 million in the first half of 1999 from $8.1 million in the first half of 1998, due primarily to the Acquisition during the first half of 1999. As a percentage of total revenues, maintenance expenses increased to 19.0% in the first half of 1999 from 15.0% in the first half of 1998, primarily as a result of an increase in unscheduled line maintenance.

         General and administrative expenses increased 39.5% to $12.0 million in the first half of 1999 from $8.6 million in the first half of 1998. As a percentage of total revenues, general and administrative expenses decreased to 15.4% in the first half of 1999 from 15.9% in the first half of 1998.

         Selling expenses increased 41.0% to $4.1 million in the first half of 1999 from $2.9 million in the first half of 1998, primarily as a result of increased sales personnel salaries and increased commissions associated with the increase in scheduled cargo revenue. As a percentage of total revenues, selling expenses slightly decreased to 5.3% in the first half of 1999 from 5.4% in the first half of 1998.

         Cost of sales-aircraft parts totaled $1.7 million in the first half of 1999 and consisted of the cost of the spare parts sold and any costs associated with repairs, overhaul or certification of parts sold or exchanged.

         Depreciation and amortization expenses increased 58.3% to $9.9 million in the first half of 1999 from $6.3 million in the first half of 1998, due primarily to depreciation for Stage III installation of hushkits and aircraft acquired in connection with the March 10, 1999 Asset Purchase. See Note 6 of Notes to Financial Statements. As a percentage of total revenues, depreciation and amortization expenses increased to 12.8% in the first half of 1999 from 11.7% in the first half of 1998.

         Operating Income. Operating income increased to $3.2 million in the first half of 1999 from $2.9 million in the first half of 1998. The Company's operating margin decreased to 4.1% in the first half of 1999 from 5.4% in the first half of 1998 primarily as a result of a decrease in ACMI revenues and increases in operating expenses.

         Interest and Expense Income, Net. Interest and other expense net decreased $10.1 million in the first half of 1999 compared to the first half of 1998. Net interest expense increased $6.5 million in the first half of 1999 due primarily to interest expense related to the $190 million of 9-7/8% Senior Notes outstanding during the entire six months ended June 30, 1999.

         Net Income/Loss. As a result of the above factors, the Company had a net loss of $5.3 million in the first half of 1999 compared to a net income of $4.6 million in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's primary source of liquidity consisted of cash flows expected to be generated from operations and the availability under the Company's $45 million credit facility. The Company had working capital of $20.4 million at June 30, 1999, compared to $128.5 million at December 31, 1998. The decrease in working capital was due principally to the use of cash for the Acquisition. See Note 6 of Notes to Financial Statements.

         Net cash used by operating activities was $7.2 million during the six months ended June 30, 1999, compared to cash provided by operating activities of $9.1 million during the six months ended June 30, 1998. This decrease in cash flow from operating activities was due primarily to a net loss of $5.3 million and an increase in accounts receivable of $14.2 for the six months ended June 30, 1999 compared to net income of $4.6 million for the same period in the prior year, offset by changes in certain operating assets and liabilities, primarily accounts receivable, accounts payable and interest payable.

         Net cash used in investing activities was $137.5 million and $16.3 million for the six month periods ended June 30, 1999 and 1998, respectively. This increase was due principally to the Acquisition. In addition, purchases of property and equipment increased by $5.7 million to $22.2 million for the six months ended June 30, 1999 from $16.5 million for the same period in 1998 primarily due to additional advances to QTV for the manufacture of hushkits to be installed on certain of the Company's DC-8 aircraft.

         Net cash provided by financing activities was $20.8 million and $160.6 million for the six month periods ending June 30, 1999 and 1998, respectively. This decrease resulted primarily from the $193.5 million of net proceeds received during the second quarter of 1998 from the sale of the Senior Notes. No debt payments were made or required during the six month period ended June 30, 1999.

         The Company has a $45 million credit facility with a commercial lender (the "Credit Facility"), which expires in November 2000. Borrowings under the Credit Facility bear interest at the lender's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of 0.30% per annum. Borrowings under the Credit Facility are collateralized primarily by 10 DC-8 aircraft, one L-1011 aircraft and certain receivables and inventories of the Company. As of August 11, 1999, approximately $34.8 million was outstanding under the Credit Facility.

         The Company's tax returns for the years ended December 31, 1995, 1996 and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Because the examination is in process, the amount of an assessment, if any, is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

         The Company has no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of its DC-8 aircraft. The Company is required to install hushkits on its 23 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. As of June 30, 1999, hushkits had been installed on 15 DC-8 aircraft. The Company estimates that the average cost of hushkits for the remaining eight DC-8 aircraft will be approximately $2.75 million per aircraft, and that the aggregate cost to the Company to hushkit these remaining aircraft and to acquire two spare hushkits will be approximately $27.5 million. The Company is purchasing a number of these hushkits from a related party, as such related party currently is the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft. The Company will also purchase at least four hushkits from a third party for aircraft acquired in connection with the March 10, 1999 asset purchase at a cost of approximately $2.8 million each. See Note 6 of Notes to Financial Statements.

         The Company believes that its current cash and cash equivalents, its availability under its credit facility, and cash flows expected to be generated by operations as well as anticipated sale of non-core assets will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 18 months.

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

YEAR 2000 COMPLIANCE

         The Company has invested significant management and financial resources in the development of information systems to facilitate its cargo, flight and maintenance operations, provide its personnel accurate and timely information and increase the level of service and information provided to its customers. The Company continually assesses its management information systems and, as of June 30, 1999, had entered into agreements with certain software vendors to provide information systems for maintenance and logistics management and cargo handling management. Additionally, the Company has contracted with another software vendor to replace existing financial applications systems. Assessment and selection of systems for flight operations and crew management is currently underway with system implementation scheduled for the third quarter of 1999. The cargo management system is expected to be operable in the third quarter of 1999. The maintenance/logistics systems are scheduled to be implemented late in the third quarter of 1999 and the financial systems are expected to be operable late in the fourth quarter of 1999. These systems constitute the bulk of the company's automation and should bring all core applications into Year 2000 compliance. The cost of these systems will be approximately $4.0 million. Additional systems currently under review and implementation may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

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

         While the Company believes it is taking all the necessary steps to assure its Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Company plans to have all company controllable systems tested and compliant by late-1999. The Year 2000 problem is pervasive and complex as virtually all computer systems worldwide will be affected in some way. Consequently, no assurance can be given that all Company used third-party systems and vendors/suppliers can achieve Year 2000 compliance.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          As a result of the August 7, 1997 accident involving one of the Company's aircraft, the Company is currently subject to lawsuits brought by the families of three of the individuals who perished and several businesses that were affected by the accident and the Company is aware of other claims pending which have not reached litigation. All such litigation is being defended by the Company's insurance carrier, without reservation of rights, and the Company has no reason to believe that its liability insurance coverage will not be sufficient to cover all claims arising from the accident.

         The U.S. Attorney's Office in Miami, Florida has been conducting an investigation relating to the August 7, 1997 accident. The Company and one of its ACMI customers who leased and loaded the subject aircraft and with whom the Company operates a joint venture have been identified as subjects of the investigation. The Company, several of its employees and one officer, Barry Fine, the Company's President and Chief Executive Officer, have received subpoenas, and two of the Company's employees have learned that they are targets of this investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions on the part of the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or its employees may be criminally indicted. If the Company or any of its officers or employees are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and any named employees in the trial process; however, if so indicted, it is possible that the Company or any charged employee could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against it, or any of its officers or employees.

         In May 1999, following a major FAA inspection of the Company's operations earlier this year, the FAA notified 11 of the Company's employees that such employees are being investigated for alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on three of the Company's aircraft. At the time of the inspection, the three aircraft had recently undergone or were undergoing heavy maintenance checks under one of the Company's repair station certificates. To allay the FAA's concerns during the pendency of the investigation, the Company voluntarily surrendered its 145 repair station certificate to the FAA; however, the Company may continue to maintain its own aircraft and the aircraft of other air carriers pursuant to its air carrier operating certificate. The FAA's investigation may result in a finding that one or more of the Company's employees violated FAA regulations. While the Company is unable to determine whether the FAA will pursue an assessment against it as a result of the findings of this investigation, the Company believes that any such assessment would not have a material effect on it. In addition, the Company has been informed that the U.S. Attorney's Office in Miami is also conducting an investigation of approximately nine of its employees or former employees in conjunction with these alleged violations. The Company has and will continue to fully cooperate with the FAA and the U.S. Attorney's office during their investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions against these individuals, the investigation has not yet been concluded and it is possible that these individuals may be criminally indicted. If any of these individuals are indicted as a result of this investigation, the Company is prepared to vigorously defend these individuals in the trial process; however, it is possible that one or more of these individuals could ultimately be assessed fines or face other penalties. The Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against these individuals.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

   (a)        Exhibits:

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
----------  ----------------------
   27        Financial Data Schedule

   (b)        Reports on Form 8-K:

                  On April 26, 1999, the Company filed a current report on Form 8-K to report that on April 9, 1999, the Company completed the acquisition of the capital stock of Arrow Air, Inc. and certain assets generally consisting of (i) three cargo L1011-200 aircraft, one passenger L-1011-500 aircraft, and 12 cargo DC8 aircraft and one passenger DC8 aircraft, (ii) serviceable and repairable Pratt & Whitney JT3D and JT8D aircraft engines, Rolls Royce RB211 aircraft engines and General Electric CF6 aircraft engines, (iii) inventories of aircraft and engine parts and (iv) all inventories, parts, and related equipment used in the operations of the airline business of Arrow Air, Inc.

                  On May 17, 1999, the Company filed an amendment to its current report on Form 8-K filed on April 26, 1999 to provide the audited financial statements of Arrow Air, Inc. and the unaudited pro forma combined financial statements of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FINE AIR SERVICES CORP.

Date:  August 23, 1999                By:  /s/ BARRY H. FINE
                                      ------------------------------------------
                                      Barry H. Fine
                                      President and Chief Executive Officer

                                      By:  /s/ ORLANDO M. MACHADO
                                      ------------------------------------------
                                      Orlando M. Machado
                                      Senior Vice President and
                                      Chief Financial  Officer (principal
                                      financial officer and principal
                                      accounting officer)

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      ----------------------
  27         Financial Data Schedule