Form 10-Q
period 1999-09-30
FINE AIR SERVICES CORP
filed 1999-11-22
CIK 1066048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________
                          Commission File No. 333-59359

                             FINE AIR SERVICES CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     65-0838357
            --------                                     ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                              2261 N.W. 67TH AVENUE
                                  BUILDING 700
            MIAMI, FLORIDA                               33122
--------------------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (305) 871-6606
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1999, was 3,000.

                             FINE AIR SERVICES CORP.

                                    FORM 10-Q

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)............................3

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 1998 and 1999 (unaudited)...........................................................................4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1998 and 1999 (unaudited)...........................................................................5

Notes to Consolidated Financial Statements (unaudited)............................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................16

Item 6.    Exhibits and Reports on Form 8-K......................................................................17

SIGNATURES ......................................................................................................18

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------      ------------
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................           $  2,519,136       $124,632,274
   Investment securities................................................                 28,549             49,577
   Accounts receivable, net of allowance for losses of $2,281,000 and
     $1,608,000, respectively...........................................             25,330,176         12,240,690
   Loans receivable, current portion....................................              5,703,253          2,470,757
   Interest receivable..................................................                427,516                 --
   Expendable parts.....................................................                537,736            302,325
   Prepaid expenses and other current assets............................              2,213,071            487,287
   Aircraft parts inventory.............................................             35,813,315                 --
                                                                                   ------------       ------------
     Total current assets...............................................             72,572,752        140,182,910
                                                                                   ------------       ------------
Property and equipment:
   Flight equipment.....................................................            216,287,534         91,339,013
   Other................................................................             21,459,284         36,013,106
                                                                                   ------------       ------------
                                                                                    237,746,818        127,352,119
   Less accumulated depreciation and amortization.......................            (60,533,236)       (44,892,542)
                                                                                   ------------       ------------
   Net property and equipment...........................................            177,213,582         82,459,577
                                                                                   ------------       ------------
Other assets:
   Restricted cash......................................................                313,794            303,504
   Accounts receivable from related party...............................              4,609,428          3,849,707
   Loans and accounts receivable, less current portion..................             11,826,255          9,351,084
   Aircraft and engines held for sale...................................             27,528,072                 --
   Deposits and other assets............................................              1,566,909          1,594,731
   Operating certificate and route authorities, net.....................              4,833,333                 --
   Deferred debt issuance costs, net....................................              5,979,463          6,316,209
                                                                                   ------------       ------------
     Total assets                                                                  $306,443,588       $244,057,722
                                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................           $  8,586,733       $  4,186,345
   Interest payable.....................................................              6,501,041          1,653,248
   Accrued expenses.....................................................             30,997,047          5,750,111
   Other debt, current portion..........................................                301,255                 --
   Capital lease obligation, current portion............................                190,033            135,445
                                                                                   ------------       ------------
     Total current liabilities..........................................             46,556,079         11,725,149
                                                                                   ------------       ------------
Capital lease obligation, less current portion..........................                135,363             81,752
Line of credit..........................................................             38,924,815                 --
9-7/8% Senior Notes due 2008............................................            190,000,000        190,000,000
Other debt, less current portion........................................                401,244                 --
                                                                                   ------------       ------------
     Total liabilities..................................................            276,017,501        201,806,901
                                                                                   ------------       ------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares authorized, issued and
     outstanding........................................................                     30                 30
   Retained earnings....................................................             30,440,612         42,244,318
   Net unrealized holding (loss) gain on investment securities..........                (14,555)             6,473
                                                                                   ------------       ------------
     Total stockholders' equity.........................................             30,426,087         42,250,821
                                                                                   ------------       ------------
     Total liabilities and stockholders' equity.........................           $306,443,588       $244,057,722
                                                                                   ============       ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                ------------------------------       -------------------------------
                                                    1999               1998               1999               1998
                                                -----------        -----------       ------------        -----------
Revenues:
   Scheduled cargo services..........           $32,811,672        $18,912,853       $ 85,737,941        $55,703,530
   ACMI and charter services.........            14,413,020          7,996,195         32,326,722         24,051,398
   Repairs, training and other.......             5,962,554            670,890         12,594,163          1,688,703
                                                -----------        -----------       ------------        -----------
     Total operating revenues........            53,187,246         27,579,938        130,658,826         81,443,631
                                                -----------        -----------       ------------        -----------
Operating expenses:
   Flying operations.................            15,123,454         10,081,268         37,959,319         29,708,849
   Aircraft and traffic servicing....             5,182,662          3,171,880         14,151,515          8,673,464
   Maintenance.......................            11,415,150          5,029,063         26,154,665         13,101,583
   General and administrative........             7,622,299          4,592,878         19,583,690         13,166,538
   Selling...........................             2,458,552          1,563,781          6,535,703          4,454,714
   Cost of sales-aircraft parts......             3,963,845                  0          5,702,493                  0
   Depreciation and amortization.....             6,258,272          3,264,398         16,207,643          9,457,629
                                                -----------        -----------       ------------        -----------
     Total operating expenses........            52,024,284         27,703,268        126,295,028         78,562,777
                                                -----------        -----------       ------------        -----------
     Operating income (loss).........             1,163,012           (123,330)         4,363,798          2,880,854
                                                -----------        -----------       ------------        -----------
Other income (expense):
   Interest income...................               157,475          2,110,543          2,040,355          2,940,221
   Interest expense..................            (5,771,066)        (4,859,541)       (15,822,804)        (7,403,077)
   Gain on insurance settlement......                     -                  -                             3,388,574
   Other, net........................               (91,244)             7,677           (419,059)          (116,890)
                                                -----------        -----------       ------------        -----------
     Total other, net................            (5,704,835)        (2,741,321)       (14,201,508)        (1,191,172)
                                                -----------        -----------       ------------        -----------
   Net (loss) income.................           $(4,541,823)       $(2,864,651)       $(9,837,710)        $1,689,682
                                                ===========        ===========        ===========         ==========
Net (loss) income per common share -
   basic.............................           $ (1,513.94)       $   (954.88)       $ (3,279.24)       $    563.23
                                                ===========        ===========        ===========         ==========
Weighted average number of common
   shares outstanding................                 3,000              3,000              3,000              3,000
                                                ===========        ===========        ===========         ==========

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                            1999                1998
                                                                                       -------------        ------------
Cash flows from operating activities:
   Net (loss) income.........................................................          $  (9,837,710)       $  1,689,682
   Adjustments to reconcile net (loss)income to net cash (used in) provided by operating activities:
     Extraordinary gain on repurchase of Senior Notes                                                           (165,520)
     Depreciation and amortization...........................................             16,207,643           9,457,629
     Amortization of deferred debt issuance costs............................                601,098             344,078
     Bad debt expense........................................................                672,842             352,359
     Changes in operating assets and liabilities:
       Accounts receivable...................................................            (14,522,049)         (1,710,030)
       Interest receivable...................................................               (427,516)
       Expendable parts......................................................               (235,411)            176,625
       Prepaid expenses and other assets.....................................             (1,051,769)           (958,366)
       Aircraft parts inventory..............................................              1,102,422
       Accounts payable......................................................              4,400,388            (812,674)
       Interest payable......................................................              4,847,793           5,088,568
       Accrued expenses......................................................              1,013,205             (94,972)
       Other liabilities.....................................................                                   (230,000)
                                                                                       -------------        ------------
         Total adjustments...................................................             12,608,646          11,447,697
                                                                                       -------------        ------------
         Net cash (used in) provided by operating activities.................              2,770,936          13,137,379
                                                                                       -------------        ------------
Cash flows from investing activities:
   Acquisition (Note 6) .....................................................           (113,800,000)                 --
   Purchases of property and equipment.......................................            (43,082,469)        (27,337,214)
   Increase in restricted cash...............................................                (10,290)            (17,601)
   Increase in loans receivable..............................................             (5,707,667)           (700,000)
   Principal payments on notes receivable....................................                349,111             319,383
                                                                                       -------------        ------------
     Net cash used in investing activities...................................           (162,251,315)        (27,735,432)
                                                                                       -------------        ------------
Cash flows from financing activities:
   Proceeds from long-term debt..............................................                702,469         212,000,000
   Proceeds from line of credit..............................................             38,924,815                  --
   Deferred debt issuance costs..............................................               (264,352)         (6,702,413)
   Principal payments on long-term debt......................................                                (50,584,675)
   Distributions to stockholders.............................................             (1,965,996)         (4,024,917)
   Payments of capital lease obligations.....................................               (103,018)           (107,563)
                                                                                       -------------        ------------
         Net cash provided by financing activities...........................             37,293,918         150,580,432
                                                                                       -------------        ------------
(Decrease) increase in cash and cash equivalents.............................           (122,113,138)        135,982,379

Cash and cash equivalents, beginning of period...............................            124,632,274           2,276,912
                                                                                       -------------        ------------
Cash and cash equivalents, end of period.....................................          $   2,519,136        $138,259,291
                                                                                       =============        ============

    The accompanying notes are an integral part of these financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair representation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. These interim results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to the Company's consolidated financial statements for the year ended December 31, 1998.

2.       EARNINGS PER SHARE

         Basic earnings or loss per common share is computed by dividing income or loss by the weighted average number of common shares outstanding. During the periods ended September 30, 1999 and 1998, there were no dilutive securities outstanding.

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

         The Company's tax returns for the years ended December 31, 1995, 1996, and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to the Company's treatment of certain repairs and maintenance, including safety checks mandated by the Federal Aviation Administration, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment to the shareholders could result. In such case, the Company would make a distribution to the shareholders in the amount of any such assessment. Because the examination is in process, the amount of an assessment, if any, is not presently determinable. The Company believes that its treatment of such costs as deductible for tax purposes is proper and is prepared to defend its position vigorously, if it becomes necessary.

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         For the nine month period ended September 30, 1999 no customer accounted for more than 10% of total revenues. For the nine month period ended September 30, 1998 sales to the Company's largest ACMI customer accounted for 10.0% of total operating revenues. This customer also accounted for 24.3% and 29.0% of accounts and loans receivable at September 30, 1999 and December 31, 1998, respectively.

          On March 31, 1998, the Company and its largest ACMI customer entered into a security agreement, whereby the customer granted the Company an unconditional and continuing security interest in all of the customer's tangible and intangible assets (the "Collateral"). Subsequently, the stockholders of this customer pledged 100% of their common stock as additional collateral. The Company has historically offered extended payment terms to this customer. It is management's intent to continue to provide this customer with sufficient aircraft so that the customer is able to operate at the same or at an increased level of operations. Management believes that the Collateral is sufficient to ensure the recoverability of the customer's accounts and note receivable balances. The Company holds a note receivable from this customer in the amount of $3,220,000 as of September 30, 1999.

5.       RELATED PARTY TRANSACTIONS

         By December 31, 1999, the Company will be required to install hushkits on the pre-Acquisition fleet of 14 DC-8 aircraft to comply with noise abatement regulations issued by the Federal Aviation Administration (the "FAA"). During September 1998, the Company entered into a Consent Agreement with the FAA whereby the Company is required to physically hushkit its aircraft in accordance with an accelerated schedule; six planes were required to be hushkitted by December 31, 1998, an additional three planes were required to be hushkitted by March 31, 1999 and another three by August 31, 1999. As of November 15, 1999, the Company was in compliance with the Consent Agreement.

         Management intends to continue to purchase at least 16 hushkits (including 14 for its existing DC-8 aircraft and two spares) from Quiet Technology Venture, Ltd. ("QTV"), an entity in which its stockholders have a controlling interest. As of December 31, 1998 and September 30, 1999, the Company had cumulative advances, net of amounts capitalized for hushkits installed, to QTV of $27,139,000 and $7,533,000 respectively, for the manufacture of hushkits on its behalf. Such advances represent the cost basis of the hushkits manufactured (including finished goods, work-in- process and raw materials) but not yet installed. The costs of the hushkits noted above have been recorded by the Company as rotable parts within property and equipment since QTV has deeded title for all such hushkits and related parts to the Company. The Company estimates that the average cost of such hushkits will be approximately $2.75 million. Depreciation commences on the hushkits when they are installed on the aircraft. QTV is currently the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft.

         For the nine months ended September 30, 1999 and 1998, the Company recorded revenues (repairs, training and other) of approximately $760,000 and $1,505,000, respectively, relating to work performed for QTV. At December 31, 1998 and September 30, 1999, $3,850,000 and $4,610,000, respectively, relating to those revenues were included in accounts receivable, non-current. The receivable outstanding as of September 30, 1999 is expected to be realized through the purchase of hushkits produced by QTV.

6.       ACQUISITION

         On March 10, 1999, we purchased all of Arrow Air's operating assets and certain additional assets of its affiliates, and on April 9, 1999, we purchased 100% of the common stock of Arrow Air. On July 13, 1999, we entered into an agreement whereby we purchased from the Sellers additional engine modules for $6.0 million and, in accordance with the terms of the original acquisition agreement, received title to one DC-10 aircraft and one DC-8 aircraft. The acquisition of the common stock of Arrow Air has been treated as an acquisition of a business and the acquisition of the additional assets of Arrow Air's affiliates has been treated as an asset purchase for financial reporting purposes. The aggregate purchase price was $113.8 million in cash and the assumption of an estimated $24.2 million of liabilities. In connection with our acquisition of Arrow Air, we acquired the following assets: 13 DC-8 and four L-1011 aircraft (including one DC-8 and one L-1011 which currently are in passenger configuration), 132 spare aircraft engines, inventories of aircraft and engine parts, equipment relating to certain repair shops, and Arrow Air's operating certificates and route authorities.

         As of September 30, 1999, the Sellers remained obligated to repurchase from the Company two of the DC-8 aircraft we acquired in the acquisition of Arrow Air which are not critical to the operation of Arrow Air's business. On October 15, 1999, the Company received $7.2 million from the Sellers for the repurchase of these two DC-8 aircraft.

         The aggregate purchase price of the Acquisition of $138.0 million (consisting of $113.8 in cash and the assumption of an estimated $24.2 million of liabilities) was accounted for as a purchase as such term is used under generally accepted accounting principles. The following is a summary of the assets acquired and liabilities assumed:

Purchase price allocation:
   Inventories.........................................         $ 36,916,000
   Prepaid expenses and other assets ..................              646,000
   Property and equipment..............................           65,442,000
   Aircraft held for sale..............................           30,010,000
   Operating certificate and route authorities.........            5,000,000
   Accrued expenses....................................          (24,214,000)
                                                                ------------
   Net cash purchase price.............................         $113,800,000
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

8.       COMMITMENTS AND CONTINGENCIES:

         The Company is required to install hushkits on its 24 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. As of November 15, 1999, hushkits had been installed on 19 DC-8 aircraft. The Company estimates that the average cost of hushkits for the remaining five DC-8 aircraft will be approximately $2.75 million per aircraft, and that the aggregate cost to the Company to hushkit these remaining aircraft and to acquire two spare hushkits will be approximately $19.4 million. The Company is purchasing a number of these hushkits from a related party, as such related party currently is the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft.

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

         The U.S. Attorney's Office in Miami, Florida has been conducting an investigation relating to the August 7, 1997 accident. The Company and one of its ACMI customers who leased and loaded the subject aircraft and with whom the Company operates a joint venture have been identified as subjects of the investigation. The Company, several of its employees and one officer, Barry H. Fine, the Company's President and Chief Executive Officer, have received subpoenas, and two of the Company's employees have learned that they are targets of this investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions on the part of the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or its employees may be criminally indicted. If the Company or any of its officers or employees are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and any named employees in the trial process; however, if so indicted, it is possible that the Company or any charged employee could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company, including, if the Company is indicted, potentially causing it to be in default under one or more of its debt agreements. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against it, or any of its officers or employees.

         In May 1999, following a major FAA inspection of the Company's operations earlier this year, the FAA notified 11 of the Company's employees that such employees are being investigated for alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on three of the Company's aircraft. At the time of the inspection, the three aircraft had recently undergone or were undergoing heavy maintenance checks under one of the Company's repair station certificates. To allay the FAA's concerns during the pendency of the investigation, the Company voluntarily surrendered its 145 repair station certificate to the FAA; however, the Company may continue to maintain its own aircraft and the aircraft of other air carriers pursuant to its air carrier operating certificate. The FAA's investigation may result in a finding that one or more of the Company's employees violated FAA regulations. While the Company is unable to determine whether the FAA will pursue an assessment against it as a result of the findings of this investigation, the Company believes that any such assessment would not have a material effect on it. In addition, the Company has been informed that the U.S. Attorney's Office in Miami is also conducting an investigation of the Company and approximately nine of its employees or former employees in conjunction with these alleged violations. The Company has and will continue to fully cooperate with the FAA and the U.S. Attorney's office during their investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions against the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or any of these individuals may be criminally indicted. If the Company or any of these individuals are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and these individuals, as applicable, in the trial process; however, it is possible that the Company or one or more of these individuals could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company, including, if the Company is indicted, potentially causing it to be in default under one or more of its debt agreements. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against these individuals.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES.

         Revenues increased 92.8% to $53.2 million in the third quarter of 1999 from $27.6 million in the third quarter of 1998, primarily due to increases in revenues from scheduled cargo services of $13.9 million, repairs, training and other of $5.3 million, and ACMI and charter services of $6.4 million. Total block hours flown by the Company's fleet increased 58.0% to 9,393 in the third quarter of 1999 from 5,946 in the third quarter of 1998 due primarily to the acquisition of Arrow Air and related assets as described in Note 6 of Notes to Financial Statements (the "Acquisition") which added ten DC-8 aircraft and three L-1011 widebody aircraft to the Company's operating fleet.

         Revenues from scheduled cargo services increased 73.5% to $32.8 million in the third quarter of 1999 from $18.9 million in the third quarter of 1998, due to increases in scheduled hours flown and average tons carried. Scheduled hours increased 41.1% from 3,396 hours in the third quarter of 1998 to 4,792 hours in the third quarter 1999. Tons of freight transported increased 72.5% to 41,472 in the third quarter of 1999 from 24,048 in the third quarter of 1998, primarily as a result of the introduction of L-1011 widebody aircraft service in the first quarter of 1999 and the Acquisition.

         Revenues from ACMI and charter services increased 80.0% to $14.4 million in the third quarter of 1999 from $8.0 million in the third quarter of 1998, due primarily to the Acquisition. Total block hours flown for ACMI and charter services increased 80.4% to 4,601 in the third quarter of 1999 from 2,550 in the third quarter of 1998.

         Revenues from repairs, training and other increased 751.1% to $6.0 million in the third quarter of 1999 from $671,000 in the third quarter of 1998, primarily due to revenues of $4.3 million from the sale of aircraft parts and rotable exchange fees. The aircraft parts business was acquired in connection with the asset purchase component of the Acquisition. See Note 6 of Notes to Financial Statements.

     OPERATING EXPENSES.

         Flying operations expenses increased 49.5% to $15.1 million in the third quarter of 1999 from $10.1 million in the third quarter of 1998, due primarily to an increase in hours flown and to a lesser extent an increase in fuel and crew costs. As a percentage of total revenues, flying operations expenses decreased to 28.4% in the third quarter of 1999 from 36.6% in the third quarter of 1998 due to a change in the mix of total revenues primarily attributed to the increase in repairs, training and other revenues as a percentage of total revenues.

         Aircraft and traffic servicing expenses increased 62.5% to $5.2 million in the third quarter of 1999 from $3.2 million in the third quarter of 1998, due primarily to an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses decreased to 9.8% in the third quarter 1999 from 11.6% in the third quarter 1998, due to a change in the mix of total revenues primarily attributed to the increase in repairs, training and other revenues as a percentage of total revenues.

         Maintenance expenses increased 128.0% to $11.4 million in the third quarter of 1999 from $5.0 million in the third quarter of 1998, due primarily to the Acquisition which added 13 aircraft to the operating fleet, increases in field line maintenance associated with additional domestic ACMI revenues as well as an increase in unscheduled line maintenance. As a percentage of total revenues, maintenance expenses increased to 21.4% in the third quarter of 1999 from 18.1% in the third quarter of 1998.

         General and administrative expenses increased 65.2% to $7.6 million in the third quarter of 1999 from $4.6 million in the third quarter of 1998 primarily due to expenses associated with Arrow Air's operations. As a percentage of total revenues, general and administrative expenses decreased to 14.3% in the third quarter of 1999 from 16.7% in the third quarter of 1998.

         Selling expenses increased 56.3% to $2.5 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, primarily as a result of the Acquisition, increased commissions associated with the increase in scheduled cargo revenue, and an increase in the provision of bad debt. As a percentage of total revenues, selling expenses decreased to 4.7% in the third quarter of 1999 from 5.8% in the third quarter of 1998.

         Cost of sales-aircraft parts totaled $4.0 million in the third quarter of 1999 and consisted of the cost of spare parts sold and costs associated with repairs, overhaul or certification of parts sold or exchanged.

         Depreciation and amortization expenses increased 90.9% to $6.3 million in the third quarter of 1999 from $3.3 million in the third quarter of 1998, due primarily additional depreciation associated with increases in capitalized maintenance cost, installation of Stage III hushkits, and aircraft acquired in connection with the asset purchase component of the Acquisition. See Note 6 of Notes to Financial Statements. As a percentage of total revenues, depreciation and amortization expenses decreased slightly to 11.8% in the third quarter of 1999 from 12.0% in the third quarter of 1998.

         OPERATING INCOME. Operating income increased to $1.1 million in the third quarter of 1999 from $0.2 million loss in the third quarter of 1998. The Company's operating margin increased to 2.1% in the third quarter of 1999 as compared to a negative 0.7% in the third quarter of 1998.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, increased $2.9 million in the third quarter of 1999 compared to the third quarter of 1998. Interest income decreased $1.9 million as available interest earning funds were used for the Acquisition. See Note 6 of Notes to Financial Statements. Interest expense increased $0.9 million due to increased borrowing under the revolving loan facility.

         NET INCOME/LOSS. As a result of the above factors, the Company had a $4.6 million net loss in the third quarter of 1999 compared to a $2.9 million net loss in the third quarter of 1998

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES.

         Revenues increased 60.2% to $130.6 million in the nine months of 1999 from $81.4 million in the nine months of 1998, primarily due to an increase in revenues from scheduled cargo services of $30.0 million and repairs, training and other of $10.9 million. Total block hours flown by the Company's fleet increased 32.5% to 23,626 in the nine months of 1999 from 17,827 in the nine months of 1998 primarily due to the Acquisition in the second quarter of 1999 which added significant lift capacity and market penetration.

         Revenues from scheduled cargo services increased 53.9% to $85.7 million in the nine months of 1999 from $55.7 million in the nine months of 1998, due to an increase in scheduled hours flown to existing markets and the acquisition of Arrow Air. Scheduled hours-increased 33.5% from 9,578 hours in the nine months of 1998 to 12,784 hours in the nine months of 1999. Tons of freight transported increased 56.8% to 109,878 in the nine months of 1999 from 70,087 in the nine months of 1998, primarily as a result of increased sales efforts by the Company's domestic and international sales network, the addition of two new markets subsequent to the nine months of 1998, the introduction of one L-1011 widebody aircraft in the first quarter of 1999 and the Acquisition.

         Revenues from ACMI and charter services increased 34.0% to $32.3 Million in the nine months of 1999 from $24.1 million in the nine months of 1998, due primarily to the Acquisiton resulting in an increase in hours flown and higher rates as a result of including widebody aircraft in ACMI operations. Total block hours flown for ACMI and charter services increased 31.5% to 10,842 in the nine months of 1999 from 8,248 in the nine months of 1998.

         Revenues from repairs, training and other increased 641.2% to $12.6 million in the nine months of 1999 from $1.7 million in the nine months of 1998, primarily due to revenues from the sale and rotable exchanges of aircraft parts. The aircraft parts business was acquired in connection with the asset purchase component of the Acquisition. See Note 6 of Notes to Financial Statements.

     OPERATING EXPENSES.

         Flying operations expenses increased 27.9% to $38.0 million in the nine months of 1999 from $29.7 million in the nine months of 1998, due primarily to an increase in hours flown. As a percentage of total revenues, flying operations expenses decreased to 29.1% in the nine months of 1999 from 36.4% in the nine months of 1998 primarily due to a change in the mix of total revenues primarily attributed to the increase in repairs, training and other revenues.

         Aircraft and traffic servicing expenses increased 63.2% to $14.2 million in the nine months of 1999 from $8.7 million in the nine months of 1998, due primarily to costs associated with an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses increased to 10.9% in the nine months 1999 from 10.7% in the nine months 1998, due to a change in the mix of total revenues primarily attributed to the increase in repairs, training and other revenues.

         Maintenance expenses increased 100.0% to $26.2 million in the nine months of 1999 from $13.1 million in the nine months of 1998, due primarily to the Acquisition which added 13 aircraft to the operating fleet, increases in field line maintenance associated with domestic ACMI revenues as well as an increase in unscheduled line maintenance. As a percentage of total revenues, maintenance expenses increased to 20.1% in the nine months of 1999 from 16.1% in the nine months of 1998.

         General and administrative expenses increased 48.5% to $19.6 million in the nine months of 1999 from $13.2 million in the nine months of 1998, primarily due to expenses associated with Arrow Air's operations. As a percentage of total revenues, general and administrative expenses decreased to 15.0% in the nine months of 1999 from 16.2% in the nine months of 1998.

         Selling expenses increased 44.4% to $6.5 million in the nine months of 1999 from $4.5 million in the nine months of 1998, primarily as a result of increased commissions associated with the increase in scheduled cargo revenue, and increased personnel cost associated with the Acquisition. As a percentage of total revenues, selling expenses decreased to 5.0% in the nine months of 1999 from 5.5% in the nine months of 1998 due to a change in the mix of total revenues primarily attributed to the increase in repairs, training and other revenues.

         Cost of sales-aircraft parts totaled $5.7 million in the nine months of 1999 and consisted of the cost of the spare parts sold and any costs associated with repairs, overhaul or certification of parts sold or exchanged.

         Depreciation and amortization expenses increased 70.5% to $16.2 million in the nine months of 1999 from $9.5 million in the nine months of 1998, due primarily to additional depreciation associated with increase in capitalized maintenance costs, installation of Stage III hushkits and aircraft acquired in connection with the asset purchase component of the Acquisition. See Note 6 of Notes to Financial Statements. As a percentage of total revenues, depreciation and amortization expenses increased to 12.4% in the nine months of 1999 from 11.7% in the nine months of 1998.

         OPERATING INCOME. Operating income increased to $4.2 million in the nine months of 1999 from $2.9 million in the nine months of 1998. The Company's operating margin decreased to 3.2% in the nine months of 1999 from 3.4% in the nine months of 1998 primarily as a result of an increase in operating expenses.

         INTEREST AND EXPENSE INCOME, NET. Interest and other expense net increased $13.0 million in the nine months of 1999 compared to the nine months of 1998. Net interest expense increased $9.3 million in the nine months of 1999 due primarily to interest expense related to the $190 million of 9-7/8% Senior Notes outstanding during the entire nine months ended September 30, 1999, additional expense due to the increase borrowing under the revolving loan facility and decrease in interest income resulting from the use of funds for the Acquisition.

         NET INCOME/LOSS. As a result of the above factors, the Company had a net loss of $10.0 million in the nine months of 1999 compared to a net income of $1.7 million in the nine months of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's primary source of liquidity consisted of cash flows expected to be generated from operations, non core asset sales, and the availability under the Company's $45 million credit facility. The Company had working capital of $26.4 million at September 30, 1999, compared to $128.5 million at December 31, 1998. The decrease in working capital was due principally to the use of cash for the Acquisition. See Note 6 of Notes to Financial Statements.

         Net cash provided by operating activities was $2.8 million during the nine months ended September 30, 1999, compared to cash provided by operating activities of $13.1 million during the nine months ended September 30, 1998. This decrease in cash flow from operating activities was due primarily to the net loss of $9.8 million and an increase in accounts receivable of $14.5 million for the nine months ended September 30, 1999, compared to net income of $1.7 million for the same period in the prior year, offset by changes in certain operating assets and liabilities, primarily accounts receivable, accounts payable and interest payable.

         Net cash used in investing activities was $162.4 million and $27.7 million for the nine month periods ended September 30, 1999 and 1998, respectively. This increase was due principally to the Acquisition. In addition, purchases of property and equipment increased to $42.9 million for the nine months ended September 30, 1999 from $27.3 million for the same period in 1998 primarily due to additional advances to QTV for the manufacture of hushkits to be installed on certain of the Company's DC-8 aircraft.

         Net cash provided by financing activities was $37.5 million and $150.6 million for the nine month periods ended September 30, 1999 and 1998, respectively. This decrease resulted primarily from the $193.5 million of net proceeds received during the third quarter of 1998 from the sale of the Senior Notes. No debt payments were made or required during the nine month period ended September 30, 1999.

         The Company has a $45 million credit facility with a commercial lender (the "Credit Facility"), which expires in November 2000. Borrowings under the Credit Facility bear interest at the lender's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of 0.30% per annum. Borrowings under the Credit Facility are collateralized primarily by ten DC-8 aircraft, one L-1011 aircraft and certain receivables and inventories of the Company. As of November 11, 1999, approximately $33.4 million were outstanding under the Credit Facility.

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

         The Company has no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of its DC-8 aircraft. The Company is required to install hushkits on its operating fleet of 24 DC-8 aircraft by December 31, 1999 to comply with noise abatement regulations. As of November 15, 1999, hushkits had been installed on 19 DC-8 aircraft. The Company estimates that the average cost of hushkits for the remaining five DC-8 aircraft will be approximately $2.75 million per aircraft, and that the aggregate cost to the Company to hushkit these remaining aircraft and to acquire two spare hushkits will be approximately $19.4 million. The Company is purchasing a number of these hushkits from a related party, as such related party currently is the only supplier of the type of hushkit required for certain of the Company's DC-8 aircraft.

         Based on its current cash and cash equivalents, availability under its credit facility and cash flow expected from operations, the Company will not have sufficient capital to meet its anticipated short-term cash needs for working capital, including interest payable of approximately $9.4 million on the Senior Notes which is due December 1, 1999. The Company's failure to pay the scheduled installment of interest on the Senior Notes would constitute a default under the indenture under which the Senior Notes were issued and a default under the Company's credit facility which would have a material adverse effect on the Company's financial condition. The Company currently is planning to obtain additional working capital by selling certain non-core assets, including a DC-10 aircraft acquired as part of the Acquisition. The Company has signed a letter of intent to sell this aircraft which will result in net proceeds to the Company of approximately $17.0 million. While the Company believes that this aircraft will be sold prior to the date interest on the Senior Notes is payable, there is no assurance that this sale will occur. If the sale occurs, the Company anticipates, based on its current level of operations, that its cash and cash equivalents (including the proceeds form the sale), current credit facility and cash flows expected to be generated by operations will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

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

YEAR 2000 COMPLIANCE

         The Company has invested significant management and financial resources in the development of information systems to facilitate its cargo, flight and maintenance operations, provide its personnel accurate and timely information and increase the level of service and information provided to its customers. The Company continually assesses its management information systems and, as of September 30, 1999, had entered into agreements with certain software vendors to provide information systems for maintenance and logistics management and cargo handling management. Additionally, the Company has contracted with another software vendor to replace existing financial applications systems. Assessment and selection of systems for flight operations and crew management is currently underway with system implementation scheduled for the fourth quarter of 1999. The cargo management system has been implemented, is fully operational, and is Year 2000 compliant. The maintenance/logistics systems were implemented in the third quarter and are operational. The financial systems are expected to be operable late in the fourth quarter of 1999. These systems constitute the bulk of the company's automation and should bring all core applications into Year 2000 compliance. The cost of these systems will be approximately $4.0 million. Additional systems currently under review and implementation may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

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

PART II. OTHER INFORMATION

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

         The U.S. Attorney's Office in Miami, Florida has been conducting an investigation relating to the August 7, 1997 accident. The Company and one of its ACMI customers who leased and loaded the subject aircraft and with whom the Company operates a joint venture have been identified as subjects of the investigation. The Company, several of its employees and one officer, Barry H. Fine, the Company's President and Chief Executive Officer, have received subpoenas, and two of the Company's employees have learned that they are targets of this investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions on the part of the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or its employees may be criminally indicted. If the Company or any of its officers or employees are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and any named employees in the trial process; however, if so indicted, it is possible that the Company or any charged employee could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company, including, if the Company is indicted, potentially causing it to be in default under one or more of its debt agreements. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against it, or any of its officers or employees.

         In May 1999, following a major FAA inspection of the Company's operations earlier this year, the FAA notified 11 of the Company's employees that such employees are being investigated for alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on three of the Company's aircraft. At the time of the inspection, the three aircraft had recently undergone or were undergoing heavy maintenance checks under one of the Company's repair station certificates. To allay the FAA's concerns during the pendency of the investigation, the Company voluntarily surrendered its 145 repair station certificate to the FAA; however, the Company may continue to maintain its own aircraft and the aircraft of other air carriers pursuant to its air carrier operating certificate. The FAA's investigation may result in a finding that one or more of the Company's employees violated FAA regulations. While the Company is unable to determine whether the FAA will pursue an assessment against it as a result of the findings of this investigation, the Company believes that any such assessment would not have a material effect on it. In addition, the Company has been informed that the U.S. Attorney's Office in Miami is also conducting an investigation of the Company and approximately nine of its employees or former employees in conjunction with these alleged violations. The Company has and will continue to fully cooperate with the FAA and the U.S. Attorney's office during their investigation. Although the Company does not believe, based on information currently available to it, that this investigation will result in any criminal convictions against the Company or any of its employees, the investigation has not yet been concluded and it is possible that the Company or any of these individuals may be criminally indicted. If the Company or any of these individuals are indicted as a result of this investigation, the Company is prepared to vigorously defend itself and these individuals, as applicable, in the trial process; however, it is possible that the Company or one or more of these individuals could ultimately be assessed fines or face other penalties which could be material or which could have a material effect on the Company, including, if the Company is indicted, potentially causing it to be in default under one or more of its debt agreements. In addition, the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against these individuals.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
-----------       --------------------------------------------------------------
    27            Financial Data Schedule

        (b)           Reports on Form 8-K:

                        No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FINE AIR SERVICES CORP.

Date: November 22, 1999

                                 By:  /s/ BARRY H. FINE
                                      -----------------------------------------
                                      Barry H. Fine
                                      President and Chief Executive Officer

                                 By:  /s/ ORLANDO M. MACHADO
                                      -----------------------------------------
                                      Orlando M. Machado
                                      Senior Vice President and Chief Financial
                                      Officer (principal financial officer and
                                      principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
  27                  Financial Data Schedule