Form 10-K405
period 1999-12-31
FINE AIR SERVICES CORP
filed 2000-04-14
CIK 1066048

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

For the fiscal year ended:  DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 30, 2000, the aggregate market value of the Company's common equity held by non-affiliates was $0


         The number of shares of Common Stock of the registrant outstanding as of March 30, 2000 was 3,000.

================================================================================

                                 INDEX TO ITEMS

                                                                                                               PAGE
                                                                                                               ----
PART I............................................................................................................3
         Item 1.    Business......................................................................................3
         Item 2.    Properties...................................................................................15
         Item 3.    Legal Proceedings............................................................................16
         Item 4.    Submission of Matters to a Vote of Security Holders..........................................16
PART II..........................................................................................................17
         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................17
         Item 6.    Selected Financial Data......................................................................17
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........18
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................30
         Item 8.    Financial Statements and Supplementary Data..................................................31
         Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.........47
PART III.........................................................................................................47
         Item 10.   Directors And Officers Of Registrant.........................................................47
         Item 11.   Executive Compensation.......................................................................48
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................50
         Item 13.   Certain Relationships and Related Transactions...............................................50
PART IV..........................................................................................................51
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................51

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

OVERVIEW

         We are a leading provider of air cargo services between the United States and Central and South America and the Caribbean. Since 1994, we have been the largest international air cargo carrier serving Miami International Airport
(MIA), based on tons of cargo transported to and from that airport. MIA is the largest international cargo airport in the United States and the third largest international cargo airport in the world. Our air cargo services consist of scheduled cargo services, which includes integrated air and truck cargo transportation and other logistics services, and long- and short-term ACMI (aircraft, crew, maintenance and insurance) and charter services. In addition, we provide third party aircraft and engine maintenance, repairs and overhauls, as well as spare parts sales, engine leasing, training and other services. Our scheduled cargo services provide seamless transportation linking North America, Europe, Asia and the Pacific Rim with 31 Central and South America and Caribbean cities. Our customers include international and domestic freight forwarders, integrated carriers, passenger and cargo airlines, major shippers, the United States Department of Defense and the United States Postal Service. Our recent acquisition of Arrow Air, provides us with complementary route structures that further strengthened our market presence in South America and the Caribbean.

         As of December 31, 1999, we marketed our scheduled cargo services through a sales network consisting of seven domestic sales offices serving over 55 major U .S. cities, six international sales offices serving over 30 cities in Europe, Canada, Asia, the Pacific Rim, Africa and Australia and 21 sales offices in Central and South America and the Caribbean. We receive cargo directly from freight forwarders and other shippers through our domestic and international sales network and from other airlines pursuant to interline agreements. We utilize our own fleet of aircraft and the services of other airlines through interline and other contractual relationships to provide reliable air cargo service to Central and South America and the Caribbean. We have interline relationships with over 60 airlines, including Air France, American Airlines, China Airlines, Continental Airlines, Iberia, Korean Air and Virgin Atlantic.

         Our customers utilize our ACMI and charter services to obtain lift capacity without acquiring their own aircraft. Under a typical ACMI contract, we supply the aircraft, crew, maintenance and insurance, either on a regularly scheduled or ad hoc basis, while the customer bears all other aircraft operating expenses, including fuel, landing and parking fees and ground and cargo handling expenses. Under a typical charter contract, we bear all the aircraft operating expenses. Our ACMI and charter customers bear the risk of utilizing the cargo capacity of our aircraft. By offering ACMI and charter services in addition to scheduled cargo services, we are able to schedule our fleet to satisfy demand on our own routes while improving utilization and generating additional revenue from ACMI and charter services.

         We perform a full range of maintenance, repair and overhaul services for DC-8 aircraft and Pratt & Whitney JT3D aircraft engines. We own over 150 spare aircraft engines (approximately 30 of which are reserved to support our own aircraft fleet) and an extensive inventory of spare aircraft parts and consumable materials required to support line maintenance, scheduled airframe maintenance and engine maintenance and repairs for our aircraft as well as third parties. We believe that our inventory of spare parts for DC-8 aircraft is among the largest in the world. We also operate FAA-approved professional pilot and mechanic training schools.

ARROW AIR ACQUISITION

         On March 10, 1999, we purchased from affiliates of Arrow Air (the "Sellers") all of Arrow Air's operating assets and certain additional assets of its affiliates, and on April 9, 1999, we purchased 100% of the common stock of Arrow Air. During July 1999, we purchased from the Sellers additional engine modules. During October 1999, we sold back to the Sellers for $7.2 million two of the DC-8 aircraft we acquired in this acquisition which were not critical to the operation of Arrow Air's business. We accounted for these combined transactions as a purchase of a business for financial reporting purposes. The aggregate purchase price was $112.5 million in cash and the assumption of an estimated $24.9 million of liabilities. In connection with our acquisition of Arrow Air, we acquired the following assets:

          o 12 DC-8 and four L-1011 aircraft (including one DC-8 and one L-1011 which currently are in passenger configuration),

          o    one DC10-30 cargo aircraft,

          o    132 spare aircraft engines,

          o    inventories of aircraft and engine parts,

          o    equipment relating to certain repair shops, and

          o    Arrow Air's operating certificates and route authorities.

     In November 1999, we sold the DC10-30 cargo aircraft to a third party for approximately $21.0 million.

     Based in close proximity to Fine Air Services at MIA, Arrow Air is a leading provider of air cargo services to South America and the Caribbean. Arrow Air has operated under the same name longer than any other all-cargo airline in the United States, and is well recognized in its markets for providing reliable scheduled and ACMI and charter cargo services to its customers. Its hubs in Miami and Puerto Rico provide efficient access to cities throughout North America, Central and South America and the Caribbean.

AIR CARGO SERVICES

         Our scheduled cargo services provide seamless transportation linking North America, Europe, Asia and the Pacific Rim with Central and South America and the Caribbean to serve the varied needs of our customers. Our customers include international and domestic freight forwarders, integrated carriers, passenger and cargo airlines, major shippers, the United States Department of Defense and the United States Postal Service. Our air cargo services consist of scheduled cargo services, which includes integrated air and truck cargo transportation and other logistics services, long-and short-term ACMI (aircraft, crew, maintenance and insurance) and charter services and transportation logistics services, such as warehousing, local pick-up and intermodal transportation of freight. In addition, we provide third party aircraft and engine maintenance, repairs and overhauls, as well as spare parts sales, engine leasing, training and other services.

SCHEDULED CARGO SERVICES

         We offer regular air cargo service between North America and 31 cities in Central and South America and the Caribbean, of which we serve 24 directly, four are served by customers that utilize our aircraft on an ACMI or AMI basis to service such routes and three are served by other airlines pursuant to interline relationships. Cargo service is offered on a pre-booked, priority or space-available basis, and we impose no size or weight restrictions on shipments, except limitations necessitated by the capacity of the aircraft serving the particular route. We do not dedicate a particular aircraft to anyone route and maintain the flexibility to adjust our flight services, number of daily flights and the cargo capacity of the aircraft serving each destination and to add intermediate stops to pick up or deliver additional cargo based on variations in demand. We have operated as many as six flights per day to a particular destination to meet the demand for air cargo service to such destination.

         In connection with the acquisition of Arrow Air, we have increased the frequency of our weekly flights to certain destinations and added flights to several new destinations. Specifically, Arrow Air's hub in San Juan allows us to increase our frequency of flights in the Caribbean and South America. In addition, we now have the regulatory authority necessary to commence flights to Argentina.

         Our freight rates are based upon the type of freight, weight or volume, delivery service and destination. Rates vary depending on the type of freight and, in most instances, durable goods and perishables command higher rates than dry goods. We offer priority next day delivery service at double our normal rates and second day delivery service, which is billed on a space-available basis. Rates on longer routes generally are higher than short-haul destinations. Freight is priced on a per kilogram basis and is adjusted for low weight, high volume freight in accordance with industry standards. We also offer pallet rates for larger shipments. From time to time, our customers require the shipment of hazardous or restricted materials or oversized pieces which require additional handling, and the customer is charged higher rates. We charge a base rate plus prevailing second carrier agreement rates for our interline services.

         We transport a broad range of goods and commodities. Generally, a majority of our southbound freight consists of durable goods, such as industrial equipment and parts, electronic and computer equipment, medical instruments, pharmaceuticals, vehicles, oilfield equipment, magazines, newspapers and mail, consumer durables and textiles. Our northbound freight is comprised mainly of finished textiles, pharmaceuticals, handicrafts and perishables, including seafood, flowers and fruits and vegetables. Many of the items that we transport northbound to the United States are perishable commodities, and our customers rely on the dependability of our cargo service and our ability to accommodate seasonal and variable airfreight requirements.

CARGO SALES NETWORK AND MARKETING

         CARGO SALES NETWORK. As of December 31, 1999, our sales network was comprised of our Miami headquarters, six regional sales offices in major U.S. cities (three of which we operate and three of which are operated by general sales agents), 21 sales offices in Central and South America and the Caribbean and general sales agents in Europe, Canada, Asia, the Pacific Rim, Africa and Australia. Our sales efforts are designed to maximize utilization of our scheduled cargo service by seeking to achieve a balance between southbound and northbound air cargo shipments.

         Each of our sales offices markets our air cargo services to customers within its region. Our U .S. sales offices, as well as our offices in El Salvador, the Dominican Republic and Venezuela, have transportation logistics capabilities, including intermodal relationships with major trucking companies for local pick-up and delivery of customers' freight. Our personnel solicit shipment orders and process air waybills and other documentary requirements for customers' shipments. In areas not covered directly by our own sales personnel, we engage general sales agents on a commission basis to sell our air cargo services. Most of these general sales agents represent us on an exclusive basis to destinations we serve. Air cargo sales made by general sales agents are based on our published rate sheets and are documented utilizing our air waybills.

         MARKETING. Our sales personnel and general sales agents market our air cargo services directly to freight forwarders integrated carriers, passenger and cargo airlines and major shippers. We participate in international air cargo trade shows and advertise our services in industry trade journals. General sales agents directly market our air cargo services to potential customers within their territories using our trade names. In addition, some of our general sales agents, such as Air Cargo Partners, which represents us in Europe and Asia, include our air cargo services in their sales literature and published rate sheets.

TRANSPORTATION LOGISTICS SERVICES

         Freight forwarders, integrated carriers and airlines generally deliver their cargo to our facility at the point of departure. Accordingly, most of the freight we transport is either delivered to our MIA hub for shipment to South or Central America or the Caribbean, or to our operations stations in South or Central America or the Caribbean for shipment to the United States or beyond. Smaller freight forwarders with less developed logistics capabilities often rely on us to arrange for truck or air transportation of their cargo between our MIA hub and the point of origin and/or destination. In addition, some major freight forwarders request us to arrange for shipment, generally by truck carrier, of their customers' freight from the point of origin to expedite shipment and minimize administrative and handling costs.

         When we provide transportation logistics services, our personnel determine the best means of, and then arrange for, the transportation of the freight between our warehouse facilities in Miami and the customers points of origin and destination. Whenever possible, we seek to achieve cost savings for our customers by consolidating shipments and using major truckload carriers to transport the consolidated freight. Southbound shipments that are more time-sensitive or which have a value that justifies the cost of expedited delivery usually are transported by air on scheduled passenger or cargo airlines to Miami. Each of our sales offices maintains warehouse capabilities for storage and consolidation of freight, generally through arrangements with local third party warehouse operators.

         We offer our customers a variety of ancillary services tailored to their particular need, for which we generally charge an additional fee, such as the following:

          o    Arranging for local pick-up and delivery,

          o Warehousing of cargo shipments, expedited document delivery for customs clearance, priority notification to consignees of cargo arrival,

          o Assisting in the preparation of air waybills and shipping documents, including customs export declarations, pro forma and foreign consular invoices and other customs documentary requirements,

          o Assisting in obtaining export or import licenses, and arranging for cargo insurance.

CUSTOMERS

         FREIGHT FORWARDERS. Freight forwarders are important participants in the domestic and international air freight markets. Major international freight forwarders increasingly have become reluctant to arrange transportation of their customers' freight through integrated cargo carriers (such as FedEx, UPS or DHL) because these carriers compete with the freight forwarders for the same cargo customers. As a result, we believe that independent air cargo service companies such as Fine Air, who can provide reliable air cargo services and handle the air and truck cargo transportation requirements of both large and small freight forwarders, have an opportunity to capture an increasing share of the air freight market. Freight forwarder customers include major international freight forwarders such as Air Express International, Danzas, Eagle USA, Expeditors International, Fritz Companies and Nippon Express, as well as smaller regional freight forwarders.

         INTERLINE CUSTOMERS. Many major international airlines sell air cargo services to destinations they do not serve directly and utilize other airlines or cargo carriers to transport their customers' cargo from the cities they serve to the ultimate destination. For example, most of our European interline customers fly to Miami or one or more major Central and South American or Caribbean destinations but sell air cargo services to other destinations to which they have no direct flights. These airlines will deliver cargo to our MIA hub or a regional sales office for transportation at a fixed rate to our Central and South American or Caribbean scheduled destinations. We also transport cargo at a fixed rate from our Central and South American and Caribbean scheduled destinations to interline customers at our MIA hub to be distributed by interline customers to destinations throughout the world.

         As of December 31, 1999, we handled interline freight for over 60 airlines, including Air France, American Airlines, China Airlines, Continental Airlines, Iberia, Korean Air and Virgin Atlantic.

         MILITARY AND OTHER CUSTOMERS. Arrow Air has provided cargo services to the United States Department of Defense since 1981. Arrow Air has provided service to the military both for scheduled operations and in times of peak demand, such as during the Persian Gulf War. In addition, we provide cargo services to the United States Postal Service, the U.S. Department of State, industrial manufacturers, distributors and other large corporations that arrange for the shipment of their own air freight. Because of our reliability, reputation and position in our Central and South American and Caribbean markets, several major multinational corporations have also either directed their independent freight forwarders to use our air cargo services or designated us as their air carrier of choice for shipments to or from these markets.

         During the year ended December 31,1997, Aero Transcolombiana de Carga, S.A. accounted for 13.5% of our total revenues. We had no single customer that accounted for more than 10% of our total revenues in 1998 or 1999.

ACMI AND CHARTER SERVICE

         Certain of our customers, most of which are international airlines, utilize our ACMI and charter services to obtain lift capacity without acquiring their own aircraft. Under these contracts, we provide our aircraft from as infrequently as one flight per week to as many as twelve flights per week, or on an ad hoc basis. In addition, one of our aircraft currently is dedicated exclusively to service under an ACMI contract that expires in 2001. We also provide ACMI services for the seasonal or peak demands of Latin American produce and flower growers and domestic delivery services such as the United States Postal Service and United Parcel Service. In addition, we believe Arrow Air is one of only a few air cargo carriers with worldwide charter authority, which allows us to provide ACMI and charter services to customers anywhere in the world.

         A typical ACMI contract requires us to supply the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing and parking fees and ground and cargo handling expenses. Under the contract, we have exclusive operating control and direction of its aircraft and our customer must obtain any government authorizations and permits required to service the designated routes. See "-Government Regulation." Under a typical charter contract, we bear all the aircraft operating expenses. Most of our ACMI and charter contracts do not require us to operate a specific aircraft for our customer. Generally, our ACMI contracts are for a two-year term but are cancelable by either party upon five days' written notice. Our charter contracts are generally on an ad hoc basis. With the exception of one aircraft operated by an ACMI customer, all of our aircraft are operated both on our own cargo flights and for ACMI customers. This enables us to schedule our fleet to satisfy demand on our own routes while improving fleet utilization and generating additional revenue from ACMI services.

AIRCRAFT FLEET

         As of December 31, 1999, our fleet consisted of 25 narrowbody DC-8 cargo aircraft, one narrowbody DC-8 passenger aircraft, four widebody L-1011 cargo aircraft and one widebody L-1011 passenger aircraft. Our fleet includes six "stretch" DC-8s, which have a longer fuselage and more cargo volume capacity and we generally utilize these aircraft to serve higher volume routes. We maintain flexibility to adjust on a daily basis the aircraft we use for our own cargo routes based on demand. For example, we may respond to low demand on a particular route by utilizing the same aircraft to handle two or more destinations or to satisfy higher demand on another route by utilizing our stretch aircraft or adding additional flights. Similarly, although we may commit to provide a cargo flight for an ACMI or charter customer at a particular time or date, we maintain the flexibility to utilize whichever of our aircraft best serves the capacity and distance required for the flight.

         As of December 31, 1999 our aircraft ranged in age from 20 to 40 years, with an average age of approximately 32 years. Based on the useful life of DC-8 aircraft as estimated by the FAA and Boeing and our current maintenance program, we expect to be able to operate our DC-8 aircraft for at least 10 more years.

         The following table contains information concerning our operating fleet at December 31, 1999.

       AIRCRAFT             NUMBER              YEAR OF             APPROX. CARGO            RANGE
         TYPE             OF AIRCRAFT         MANUFACTURE          CAPACITY (LBS)      (NAUTICAL MILES)
         ----             -----------         -----------          --------------      ----------------
       DC-8-51                 4              1959 - 1968          72,300 - 77,200       2,000 - 3,000
       DC-8-54                 7              1962 - 1968          89,200 - 92,600       2,000 - 3,000
       DC-8-55                 1                  1965                 92,700            2,500 - 3,000
       DC-8-61                 2               1967 -1971              91,300            2,000 - 3,000
       DC-8-62                 7              1967 - 1970          84,000 - 95,000       3,000 - 4,000
       DC-8-63                 3                  1968            102,000 - 111,500      2,500 - 3,500
        L-1011                 4              1975 - 1978              125,000           2,000 - 3,000

         In addition to our operating fleet of 28 aircraft, we own one L-1011-500 passenger aircraft, one DC-8-63 passenger aircraft and one DC-8-62 cargo aircraft. We intend to use these aircraft for spare parts, convert the aircraft for cargo operations or sell these aircraft.

         FLIGHT OPERATIONS AND CONTROL. Our dispatch and flight operations personnel plan and control our flight operations, including aircraft dispatching, flight following and crew scheduling, from our MIA base. Our flight control office is manned 24 hours per day, seven days per week. Logistical support necessary for operations into the airports served by our flights also are coordinated from our MIA base.

         To enhance the reliability of our service, we seek, when possible, to maintain at least one spare aircraft at all times. The spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed. Maintaining one or more spare aircraft allows us to better ensure the availability of aircraft for our regular cargo flights and to provide our ACMI customers with high dispatch reliability.

         MAINTENANCE. We perform substantially all of the inspections, maintenance and repairs required to keep our fleet of DC-8 aircraft in operation and in compliance with our FAA-approved maintenance program at our own facilities. In addition, we perform line maintenance on our L-1011 aircraft but outsource the heavy maintenance on these aircraft. Whenever possible, we also utilize our own employees to perform line maintenance, such as correcting irregularities noted by flight crews and maintaining aircraft log books, at the foreign airports we serve. We believe that maintaining our own fleet of DC-8 aircraft reduces maintenance costs, minimizes out-of service time for our DC-8 aircraft and achieves a high level of reliability.

         For Fine Air Service's aircraft, in addition to routine daily maintenance, we perform the following maintenance:

  AIRCRAFT TYPE         CHECK                         FREQUENCY                        ESTIMATED COST
  -------------         -----                         ---------                        --------------
DC-8              "A" Check          Earlier of 150 hours or six months          $800
                  "B" Check          Earlier of 425 hours or 12 months           $12,000
                  "C" Check          Earlier of 3,300 hours or 36 months         $650,000
                  "D" Check          Earlier of 25,000 hours or 12 years         $1.3 - $1.6 million

L-1011            "A" Check          Every 300 hours                             $10,000
                  "C" Check          Earlier of 3,000 hours or 13 months         $1.5 million
                  "D" Check          Earlier of 24,000 hours or 10 years         $2.5 million

             For Arrow Air's aircraft, in addition to routine daily maintenance, we perform the following maintenance:

DC-8              "A" Check          Every 150 hours                             $1,000
                  "B" Check          Every 650 hours                             $12,000
                  "C" Check          Earlier of 3,300 hours or 18 months         $750,000
                  "D" Check          Every 25,000 hours or 12 years              $1.6 million

L-1011            "A" Check          Every 140 hours                             $8,000
                  "B" Check          Every 400 hours                             $12,000
                  "C" Check          Earlier of 3,000 hours or 15 months         $1.7 million

     Fine Air Services is authorized to maintain its own aircraft and aircraft of other air carriers pursuant to its air carrier operating certificate. Fine Air Services also operates an FAA certified repair station for Pratt & Whitney JT3D aircraft engines, which perform complete repair services on our DC-8 aircraft engines.

     Fine Air Services' MIA facility accommodates up to two large widebody aircraft (such as Boeing 747s), three medium widebody aircraft (such as McDonnel1 Douglas DC-10s or Lockheed L-1011s) or three narrowbody aircraft (such as DC-8s) simultaneously for repairs and maintenance operations. In addition, Arrow Air's MIA facility accommodates up to two narrowbody aircraft.

     Our maintenance and engineering personnel coordinate all routine and non-routine maintenance operations, including the following:

          o    tracking the maintenance status of each aircraft,

          o communicating with maintenance personnel in connection with every arrival and departure,

          o consulting with manufacturers and vendors about procedures to correct irregularities, and o training our line maintenance personnel on the requirements of our FAA-approved maintenance program.

         We conduct virtually all of our own maintenance training.

         We own approximately 30 spare aircraft engines and an extensive inventory of spare aircraft parts and consumable materials which are reserved to support line maintenance, scheduled airframe maintenance and engine maintenance and repairs for our operating fleet. In addition, we have over 120 additional serviceable or repairable Pratt & Whitney JT3D and JT8D aircraft engines, Rolls-Royce RB211 aircraft engines and general Electric CF6 aircraft engines and additional inventories of aircraft and engine parts. All spare aircraft engines are continually overhauled and refurbished to extend their useful life and are used in our normal operations on an as-needed basis. We also own larger aircraft components, such as airframe structures, landing gears and flight controls. We opportunistically purchase spare parts, spare engines, entire inventories and other aircraft components when "bulk" purchases of these items have been available or market conditions are otherwise favorable. Generally, bulk purchase opportunities have arisen when airlines or manufacturers of parts sell large amounts of inventory in a single transaction or in conjunction with a bankruptcy. Opportunistic inventory purchases have allowed us to obtain a large inventory of spare parts at a lower cost than could have been obtained by purchasing on an individual basis. From time to time, parts may become unavailable or be in short supply. In the past, we have been able to design and manufacture from manufacturers' drawings structural parts pursuant to a limited license granted by the manufacturer. We believe that such practices will continue to be available within the industry in the near future.

         TRAINING. The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Initial pilot training consists of a two-month program that involves FAA regulations and licensing exams, emergency and security procedures, handling of hazardous materials, systems, flight simulator sessions and actual operating experience with our aircraft. We generally hire pilots whom we have "pre-screened" as a result of such training. We pay for all of the recurrent training required for our pilots and pay for most of the training of our ground service and maintenance personnel. Our training programs have received all required FAA approvals.

         We operate our own FAA-approved professional training schools at our MIA facility, where we conduct all of the training programs required for our personnel. In addition, we offer training to third party individuals in an effort to control our overhead costs related to training.

         GROUND HANDLING. We utilize our own ground handling personnel and equipment for loading, servicing and maintaining our aircraft at MIA and at most of the other airports we serve whenever it is cost effective to do.

         FUEL. Fuel is a significant operating cost. We generally purchase bonded fuel that is tax-free to us because the fuel is utilized for international flights. Our exposure to fuel risk is reduced to the extent that we provide air cargo services under ACMI contracts, under which the customer is responsible for providing fuel. We do not believe that fluctuations in the price of fuel have had a significant impact on our results of operations in recent years because we have been able to pass on increases to customers in the form of fuel surcharges.

INFORMATION SYSTEMS

         We have invested significant management and financial resources in the development of information systems to facilitate our cargo, flight and maintenance operations, provide our personnel accurate and timely information and increase the level of service and information we provide to customers. We continually assess our management information systems and, during 1999 information systems for maintenance and logistics management, cargo handling management and financial applications were acquired, implemented, and put into production. Additionally, flight operations and crew management software has been acquired and will be fully operational during the first quarter of 2000.

         Information concerning the status of shipments currently is available only to our personnel, but we intend to increase the amount of information available on-line to our customers. We also utilize the U.S. Customs Department's Automated Manifest System, which was first made available at MIA, to expedite customs clearance for our customers' air freight. This system allows us to electronically transfer our cargo manifest to customs while a flight is in transit and "pre-clear" much of the cargo, thereby reducing transfer delays, promptly releasing freight and allowing it to be transported to its destination more quickly.

         Our maintenance operations utilize information systems with bar coding to track and control spare parts inventory and costs associated with each maintenance task. In addition to maintaining records concerning the maintenance status and history of each major aircraft part or component, as required by FAA regulations, we utilize our information systems to track the labor and parts cost of each maintenance task performed by its personnel.

SECURITY AND SAFETY

         SECURITY. We conduct various security procedures to comply with FAA regulations. Our customers are required to inform us in writing of the nature and composition of their airfreight. We also take the following security precautions:

          o    conduct daily cargo searches,
          o    x-ray our customers' air freight, and
          o conduct searches for hazardous materials, weapons, explosive devices and illegal freight.

         We use search dogs at MIA to seek out explosives and controlled substances. We also conduct searches for contraband in foreign countries at the point of origin prior to departure for the United States. Notwithstanding these procedures, we could unknowingly transport contraband or hazardous materials for our customers, which could result in fines, penalties, flight bans or possible damage to our aircraft. We believe we maintain an excellent cooperative relationship with U.S. Customs, the U.S. Department of Agriculture and the U .S. Drug Enforcement Agency.

         SAFETY AND INSPECTIONS. We are committed to the safe operation of our aircraft. In compliance with FAA regulations, our aircraft are subject to various levels of scheduled maintenance or "checks" and periodically go through complete overhauls. See "-Aircraft Fleet-Maintenance." Our maintenance efforts are monitored closely by the FAA, with FAA representatives often on-site to observe maintenance being performed. We also conduct extensive safety checks and audits on a regular basis. All of our flight operations and maintenance manuals are FAA approved.

         Following the August 7, 1997 crash of one of our aircraft, the FAA placed our operations under heightened scrutiny. As a result of concerns expressed by the FAA, we voluntarily ceased operations on September 4, 1997, and on September 12, 1997 we entered into a consent agreement with the FAA. Under this consent agreement, we agreed not to resume operations until the FAA approved new cargo handling and hazardous materials procedures to be implemented by us. We also agreed to make a remedial payment of $1.5 million to the FAA for the costs of the FAA's investigation, review and re-inspection of us. Pursuant to this consent agreement, $500,000 of this assessment was waived as a result of our compliance with certain requirements prior to December 31, 1997. We resumed operations on a limited basis on October 28, 1997, approximately seven weeks after suspending operations, and were fully operational by the first quarter of 1998. We are in full compliance with the terms of this consent agreement.

         The United States Attorney for the Southern District of Florida conducted an investigation relating to the August 7, 1997 accident involving one of our aircraft. We and one of our ACMI customers who leased and loaded the subject aircraft and with whom we operate a joint venture were the subjects of the investigation. In addition, following a major FAA inspection of our operations in 1999, the FAA commenced an investigation of certain of our employees in connection with alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on certain of our aircraft. The U.S. Attorney also commenced an investigation relating to these alleged FAA violations. While we were advised by our counsel that we had substantial and meritorious defenses to these alleged violations, we chose to accept responsibility for our conduct and avoid any further liability arising from these investigations and any and all other potential claims by the U.S. government arising before March 22, 2000, by entering into a plea agreement with the U.S. Attorney. Pursuant to such agreement we plead guilty to charges of the following conduct arising after, and unrelated to the aircraft involved in, the accident: (i) discarding, destroying and concealing documents and records in violation of federal law and
(ii) making false statements to the FAA regarding the completion of certain inspection and maintenance procedures. The plea agreement calls for us to pay a $3,500,000 fine and to further implement a safety inspection program. This fine is to be satisfied by an immediate cash payment of $500,000 with the remaining $3,000,000 to be paid over four years in $750,000 installments. We are also jointly and severally liable with our joint venture partner for an additional fine of $1,500,000 levied on the joint venture pursuant to a separate plea agreement. We have entered into an agreement with our joint venture partner, whereby they have agreed to be responsible for 50% of the total fines of $5,000,000. The plea agreements are expected to be approved by the U.S. District Court for the Southern District of Florida in June 2000 following routine pre-sentencing investigations by the court and, in addition to the assessment of fines mentioned above, we expect to be placed on probation for a period of four years.

         On March 17, 1995, Arrow Air voluntary suspended operations following charges by the FAA that it had failed to keep adequate maintenance records and had incorrectly placed serviceable tags on aircraft parts that had not been properly approved for such tags. Arrow Air reached a settlement with the FAA on April 29, 1995, pursuant to which it agreed to (1) resume operations only after being re-certified, (2) replace certain key management personnel and (3) make a $1.5 million remedial payment to defray costs of the FAA's investigation and costs associated with the re-certification. Arrow Air resumed operations under the terms of this agreement on June 9, 1995. In addition, in July 1998, as a result of a federal grand jury investigation of the improper tagging of parts which arose out of the FAA investigation, Arrow Air pled guilty to a six count information, paid a total of $5.0 million in fines and restitution payments and was placed on probation for up to five years.

         According to the National Transportation Safety Board Regulations, an "aircraft accident" is an occurrence associated with the operation of an aircraft which takes place between the time any person boards the aircraft with the intention of flight and all said persons have disembarked, and in which any person suffers death or serious injury, or in which the aircraft receives substantial damage. On August 7, 1997, one of our aircraft crashed immediately following takeoff from MIA. The aircraft, enroute to Santa Domingo, Dominican Republic, was carrying denim on an ACMI flight. Five persons died as a result of the accident. Other than this accident, during the last 10 years, our aircraft, while being operated by us, have not been involved in any accidents. In May 1994, one of our aircraft, while being leased and operated by a non-affiliated foreign airline, was involved in a non-fatal aircraft accident. The aircraft sustained significant damage during take-off due to the failure of the aircraft's nose gear component and was declared a total loss by the insurers.

RISK MANAGEMENT

         Our operations involve risks of potential liability against us in the event of aircraft accidents. An accident could result in substantial cost to repair or replace a damaged aircraft or claims for damaged or destroyed cargo and significant potential liability for claims for injury or death to third parties and our crew members. We purchase hull insurance for our aircraft on an agreed value basis to provide coverage for total losses and repair expenses in the event of a partial loss, subject to a $500,000 deductible in the event of partial losses. The DOT requires airlines to carry at least $20 million of liability insurance. We currently maintain public liability insurance in the amount of $500 million per occurrence. With the exception of claims relating to the August 1997 crash of one of our aircraft, we have had a low claim experience and believe that we enjoy a good reputation with our insurance providers.

         To insure against risks associated with our maintenance and engine repair operations, we maintain aviation and airline product liability, premises and hangarkeepers insurance in amounts and on terms generally consistent with industry practice. To date, we have not experienced any significant uninsured or insured claims related to its maintenance or engine repair services.

         We are legally responsible to our customers for the safe delivery of cargo to its ultimate destination, subject to contractual and legal limitations on liability of $20.00 per kilogram ($9.07 per pound) for international flights and $0.50 per pound for domestic flights. We carry insurance for these claims.

COMPETITION

         The market for airfreight services is highly competitive. Our cargo services compete for cargo volume principally with other all-cargo airlines, integrated carriers and scheduled and non-scheduled passenger airlines, which have substantial belly cargo capacity. To a lesser extent, we also compete for freight forwarding business with fully integrated carriers, some of which are also our customers. Our ACMI and charter services compete primarily with other airlines that operate all-cargo aircraft and have lift capacity in excess of their own needs. Our ACMI and charter business also could be adversely affected by the decision of our air carrier customers to acquire additional aircraft or by our non-air carrier customers to acquire and operate their own aircraft. Many of our competitors have substantially greater financial and other resources and more extensive facilities and equipment than us.

EMPLOYEES

As of December 31, 1999, We had 1,421 employees, including the following:

          o    272 flight operations personnel,
          o    563 maintenance, technical and security personnel,
          o    292 cargo handling personnel, and
          o    294 executive, administrative, sales and financial personnel.

         In October 1997, the International Brotherhood of Teamsters was certified to represent Fine Air's flight deck crewmembers for collective bargaining purposes. We have been negotiating a collective bargaining agreement with representatives of the Teamsters since mid-1998. The final collective bargaining agreement could result in higher employee compensation and work rule changes that could increase our operating costs and constrain our operating flexibility or result in other changes adverse to our business. While we intend to negotiate with the Teamsters in good faith, we cannot assure you that we will be able to enter into a collective bargaining agreement. Our failure to enter into a collective bargaining agreement could result in work stoppages.

         Arrow Air's flight deck crewmembers have been represented by an "in house" union since February 1984. Arrow Air's collective bargaining agreement with these employees became amendable on August 1, 1999 and we are currently in negotiation for a new agreement. We cannot assure you that we will be able to renegotiate this agreement on satisfactory terms.

         FAA regulations require our pilots to be licensed as commercial pilots, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certification are subject to periodic continuation requirements, including recurrent training and minimum amounts of recent flying experience. Mechanics and quality control inspectors must also licensed and qualified for specific aircraft. Under our supplemental certification status flight dispatchers do not need to be licensed. We routinely perform employee background checks for a ten- year period prior to employment and conduct more pre-employment screening than mandated by FAA regulations. In addition, our management personnel who are directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of our employees are subject to pre-employment drug and alcohol testing, and employees holding certain positions are subject to subsequent random testing.

GOVERNMENT REGULATION

         GENERAL. Our business is subject to extensive government regulation under U.S. laws and the laws of the various countries which we serve. We are subject to Title 49 of the United States Code (formerly the Federal Aviation act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to our personnel and us if they or we fail to comply with the provisions of law or applicable regulations. In addition, the Dot and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on our business.

         Most of our operations are conducted between the United States and foreign countries, or between two or more points located outside the United States. As with the certificates and licenses obtained from U.S. authorities, we must comply with all applicable rules and regulations imposed by foreign aeronautical authorities or risk having our foreign operating certificates or licenses revoked, suspended, amended or modified.

         Our international operations also are governed by air services agreements between the United States and foreign countries where we operate. Under Some of these air services agreements, traffic rights in those countries are available to only a limited number of and in some cases only one or two, U.S. air carriers and are subject to approval by the applicable foreign regulators, limiting growth opportunities in such countries.

         The adoption of new laws, policies or regulations, amendments to existing laws or regulations or changes in the interpretation or application of existing laws, policies or regulations, whether by the FAA, the DOT, the U.S. government or any foreign, state or local government, could have a material adverse effect on our business.

         CERTIFICATES OF PUBLIC CONVENIENCE AND NECESSITY. The DOT maintains authority over domestic and international aviation and has jurisdiction over international routes. In order to engage in our air transportation business, we are required to maintain a Certificate of Public Convenience and Necessity ("CPCN"). Prior to issuing a CPCN, DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that (1) it be organized under the laws of the United States or a State, territory or possession thereof, (2) that its chief executive officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens, (3) that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals, and (4) that it not otherwise be subject to foreign control. A CPCN confers no proprietary rights on the holder and DOT may impose conditions or restrictions on such a CPCN.

         The DOT has issued Fine Air Services a CPCN to engage in:
          o    interstate and overseas charter air transportation,
          o    foreign charter air transportation, and
          o scheduled air transportation between Miami, Florida and Santo Domingo, Dominican Republic

         The DOT has issued Arrow Air a CPCN to engage in:
          o    interstate and overseas charter air transportation,
          o    foreign charter air transportation, and
          o scheduled air transportation between the United States and 34 countries worldwide.

         By virtue of our CPCNs to engage in interstate, overseas and foreign charter air transportation of property and mail, both Fine Air Services and Arrow Air are vested with authority from the U.S. government to conduct all-cargo operations worldwide.

         The DOT has also granted Fine Air Services and Arrow Air numerous "exemptions" from the federal transportation statute to permit them to engage in scheduled foreign air transportation to 28 cities in 18 countries and six cities in four countries, respectively. Many carriers operate under such exemption authority, which is granted for up to a period of two years and is typically renewed by the DOT upon timely requests to do so. CPCNs and grants of exemption authority are subject to standard DOT terms, conditions and limitations and may be conditioned, suspended or withdrawn. We are also required to obtain separate DOT authorization for each long-term wet lease (over 60 days) arrangement.

         SAFETY, TRAINING AND MAINTENANCE REGULATIONS. Virtually every aspect of our air carrier operations is subject to extensive FAA regulation, including the areas of safety, training and maintenance. To ensure compliance with FAA rules and regulations, the FAA routinely inspects our operations and aircraft. If the FAA finds that we have not complied with applicable rules and regulations, they can propose civil monetary penalties or suspend or revoke our licenses, permits or authority to operate our aircraft or routes. If we incur substantial penalties, or lose any of our material licenses, permits or authorities, our business could be materially adversely affected. We cannot predict when we will be subject to such inspections or regulations, or the impact of such inspections.

         Before we can operate a new aircraft type, we must demonstrate to the FAA that we can safely operate and maintain the aircraft. This includes our preparation of detailed operational, training and maintenance manuals, which must be accepted by the FAA. Furthermore, we must demonstrate that we can implement and comply with such manuals, properly train our crews and successfully operate proving flights for the FAA before introducing the new aircraft type into revenue service. We cannot assure you that the FAA will certify us for operation of any new aircraft types we may seek to operate.

         NOISE ABATEMENT REGULATIONS. Airline operators must comply with FAA noise control regulations primarily promulgated under the Airport Noise and Capacity Act of 1990. All of our DC-8 aircraft are affected by these noise control regulations which require, among other things, that airlines must bring their fleets into compliance with Stage III standards by December 31, 1999. Any aircraft not complying with Stage III standards on January 1, 2000 may not be operated in the United States until it is modified to comply with these standards. Of the 28 aircraft in our operating fleet, 24 aircraft currently comply with Stage III standards and we intend to modify the remainder of our operating fleet during 2000.

         Some airport operators have adopted local regulations, which, among other things, impose curfews, and other noise limiting requirements and other airport operators may do so in the future. Our international operations also are affected by noise regulations in foreign countries that may be stricter than those in effect in the United States.

         AGING AIRCRAFT REGULATIONS. All of our aircraft are subject to ADs which may be issued at any time under the FAA's " Aging Aircraft" program or issued on an ad hoc basis. These ADs could cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue. Our cost to comply with FAA ADs issued under the Aging Aircraft program cannot currently be estimated but could be substantial and could have a material adverse effect on our business.

         HAZARDOUS MATERIALS REGULATIONS. The FAA exercises regulatory jurisdiction over transporting hazardous materials. We transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability, as well as, substantial monetary penalties. Any of these events could have a material adverse effect on our business. The FAA has increased its monitoring of shipments of hazardous materials

         ENVIRONMENTAL REGULATIONS. Our operations must comply with numerous environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to clean up such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs. The costs of defending against claims of liability or cleaning up contaminated property and the cost of complying with environmental laws could have a material adverse effect on our business.

         Currently, we are not aware of any environmental contamination for which we are liable for the cost of removal or cleanup. In part because of the highly industrialized nature of many of the locations at which we operate, we cannot assure you that we have discovered all environmental contamination for which we may be responsible.

         OTHER REGULATIONS. We are subject to regulation by various other or oversight by Federal agencies other than the FAA or the DOT. The laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

          o our labor relations are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements,

          o The Federal Communications Commission regulates our use of radio facilities pursuant to the Federal Communications Act of 1934, as amended,

          o the Commerce Department has jurisdiction over our interstate transportation of cargo,

          o the Customs Service inspects cargo imported from our international

          o we must comply with Immigration and Naturalization Service regulations regarding the citizenship of our employees,

          o the Animal and Plant Health Inspection Service of the Department of Agriculture inspects animals, plants and produce imported from our international destinations, and

          o we must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees.

         In addition, Arrow Air is subject to biennial inspections by the United States Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was completed in June 1998. As a result of its military business, Arrow Air has been required from time to time to meet operational standards beyond those normally required by the DOT, the FAA and other government agencies.

ITEM 2.  PROPERTIES.

         Substantially all of the our aircraft loading, unloading, maintenance, flight operations and ground handling are accomplished at our two MIA hangar facility, which in the aggregate consists of the following:

          o approximately 201,000 square feet of hangar space, maintenance shops, work areas, and parts storage areas;

          o    approximately 697,000 square feet of aircraft ramp space;

          o    approximately 34,100 square feet of administrative offices; and

          o approximately 50,000 square feet of expansion space which the Company can employ in the future for offices or additional workshops.

         The hangar facility accommodates up to two large widebody aircraft (such as Boeing 747s), three medium widebody aircraft (such as McDonnell Douglas DC-10s or Lockheed L-1011s) or three narrowbody aircraft (such as DC-8s) simultaneously. We believe the maintenance facilities are adequate to meet our own maintenance needs for at least the next several years.

         We maintain three cargo facilities at MIA. Our main cargo facility consists of 56,600 square feet of warehouse space, which is utilized primarily to process airfreight for export and 14,500 square feet of office space. Our other two cargo facilities consist of a building with 27,700 square feet of warehouse space and 8,600 square feet of office space and a building with 33,700 square feet of warehouse space and 7,500 square feet of office space.

         We lease our MIA hangar facility from Metropolitan Dade County under two leases one with a term expires in 2001, with two five-year renewal options, and one on a month to month basis. Our MIA cargo facilities are also leased from Miami-Dade County. The lease for our main cargo facility expired in 1999 and we are currently negotiating an extension, this lease on a short-term basis. The leases on our other two cargo facilities expire in 2003 and 2004.

         The Company leases approximately 33,000 square feet for its engine repair facilities from an unrelated third party under leases which expire in September 2001 and an additional 170,000 square feet for engine repair, part storage areas and work areas under a lease which expires in February 2000.

        We maintain regional sales and administrative offices scheduled cargo services operations located at or near airports in three main U.S. cities and 14 Central and South American and Caribbean cities. All of such properties are leased from unrelated third parties.

        In November 1999, we leased a new import cargo facility located on MIA with adjacent ramp side access, which includes approximately 15,000 square feet of office space and approximately 57,000 square feet of dry storage space. Our lease for this facility expires in 2004.

        An import cargo facility is also planned to be located on MIA with ramp side access and is projected to include approximately 115,000 square feet of warehouse space and 15,000 square feet of supporting office space, consisting of 65,000 square feet of cold storage space and 50,000 square feet of dry storage space. This facility is projected to be leased through different sources in 2001 after obtaining industrial development revenue bond financing through Miami-Dade County.

ITEM 3.       LEGAL PROCEEDINGS.

         The United States Attorney for the Southern District of Florida conducted an investigation relating to the August 7, 1997 accident involving one of our aircraft. We and one of our ACMI customers who leased and loaded the subject aircraft and with whom we operate a joint venture were the subjects of the investigation. See "Business - Security and Safety." In addition, following a major FAA inspection of our operations in 1999, the FAA commenced an investigation of certain of our employees in connection with alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on certain of our aircraft. The U.S. Attorney also commenced an investigation relating to these alleged FAA violations. While we were advised by our counsel that we had substantial and meritorious defenses to these alleged violations, we chose to accept responsibility for our conduct and avoid any further liability arising from these investigations and any and all other potential claims by the U.S. government arising before March 22, 2000, by entering into a plea agreement with the U.S. Attorney. Pursuant to such agreement we plead guilty to charges of the following conduct arising after, and unrelated to the aircraft involved in, the accident: (i) discarding, destroying and concealing documents and records in violation of federal law and (ii) making false statements to the FAA regarding the completion of certain inspection and maintenance procedures. The plea agreement calls for us to pay a $3,500,000 fine and to further implement a safety inspection program. This fine is to be satisfied by an immediate cash payment of $500,000 with the remaining $3,000,000 to be paid over four years in $750,000 installments. We are also jointly and severally liable with our joint venture partner for an additional fine of $1,500,000 levied on the joint venture pursuant to a separate plea agreement. We have entered into an agreement with our joint venture partner, whereby they have agreed to be responsible for 50% of the total fines of $5,000,000. The plea agreements are expected to be approved by the U.S. District Court for the Southern District of Florida in June 2000 following routine pre-sentencing investigations by the court and, in addition to the assessment of fines mentioned above, we expect to be placed on probation for a period of four years.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

We do not have any established public trading market for any class of our common equity.

ITEM 6.       SELECTED FINANCIAL DATA.

         The balance sheet data set forth below as of December 31, 1995, 1996, 1997, 1998 and 1999 and the statement of operations data for each of the years in the five-year period ended December 31, 1999 have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                                                                      YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                   1995         1996         1997(1)         1998          1999
                                                 -------       --------     ----------      -------       -------
STATEMENT OF OPERATIONS DATA:                                (dollars in thousands, except per share data)
Revenues:
   Scheduled cargo services...............       $40,124        $54,775      $56,412        $76,079      $120,039
   ACMI and charter services..............        35,340         35,520       31,080         37,645        61,796
   Aircraft parts, repairs and other......           885          3,953        2,502          2,379        14,764
                                                 -------       --------     ----------      -------       -------

    Total revenues........................        76,349         94,248       89,994        116,103       196,599
                                                 -------       --------     ----------      -------       -------

Total operating expenses..................        64,646         81,040       91,021        107,039       177,086
                                                 -------       --------     ----------      -------       -------

Operating income (loss)...................        11,703         13,208       (1,027)         9,064        19,513

Other income (expense):
   Interest expense.......................          (985)          (966)      (1,091)       (12,830)      (21,853)
   Legal settlement.......................                                                                 (4,170)
   Interest and other income, net.........           320            786        2,233          8,630         3,157
                                                 -------       --------     ----------      -------       -------

    Total other, net......................          (665)          (180)       1,142         (4,200)      (22,866)
                                                 -------       --------     ----------      -------       -------

Net income (loss).........................       $11,038        $13,028        $ 115         $4,864       $(3,353)
                                                 =======       ========     ==========      =======       =======


BALANCE SHEET DATA (AT PERIOD END):

Working capital...........................        $9,735        $13,710       $2,970       $132,307      $ 16,523
Total assets..............................        57,026         65,886       82,846        244,058       303,029
Total debt................................        13,129         11,357       30,084        190,217       226,133

SELECTED FINANCIAL DATA:

Depreciation and amortization.............        $6,924         $9,390      $11,470         13,236        24,284
Capital expenditures......................        15,164         14,108       32,836         39,114        57,852

OPERATING DATA:

Destinations served (end of period).......            21             27           29             23            31
Tons of freight transported--scheduled
   cargo services.........................        64,906         75,923       68,844         94,647       149,005
ACMI block hours flown....................        12,068         12,289       10,712         11,355        17,305
Aircraft in service (end of period).......            14             15           14             14            28
-----------------

(1)  Our 1997 results were adversely affected by the temporary cessation of operations for seven weeks during
     September and October 1997. We gradually resumed operations during the remainder of 1997. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations of Fine Air."

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

OVERVIEW

       Our revenues come from (1) scheduled cargo services, which includes integrated air and truck cargo transportation and other logistics services, (2) long and short-term ACMI (aircraft, crew, maintenance and insurance) and charter services, and (3) aircraft and engine maintenance, repairs and overhauls, spare part sales, engine leasing, training, and other services.

       During the past five years, our revenues increased to $196.6 million in 1999 from $76.3 million in 1995. Our revenue growth during this period has been substantially the result of the introduction and expansion of our scheduled cargo services and recent acquisitions of Arrow Air. We began offering scheduled cargo services at the beginning of 1994 and we expanded these services to include 31 Central and South American and Caribbean destinations as of December 31, 1999. Our revenues from scheduled cargo services increased at a compound annual rate of 24.5 % from 1995 to 1999 and represented 61.1% of our total revenues in 1999, compared to 52.6% of our total revenues in 1995.

         The shift in mix of our revenues during the past five years has impacted our operating margins, as we have committed significant resources to build the infrastructure to support our scheduled cargo services, including moving to a new cargo warehouse and new MIA hangar facilities in 1996, opening additional domestic and foreign sales offices and adding sales, flight, warehouse, cargo and ground handling personnel.

       We believe that we can utilize our existing infrastructure and fleet to expand our scheduled cargo services to new destinations in Central and South America and the Caribbean. We plan to continue to emphasize the development of scheduled cargo services for future revenue growth while at the same time expanding our ACMI and charter services. Our ACMI and charter services have been more profitable than our scheduled cargo services, primarily because increased demand for ACMI and charter services during the fourth quarter generally has resulted in higher aircraft utilization and more profitable ACMI and charter rates.

       Our revenues from scheduled cargo services consist principally of charges for freight transported on our scheduled cargo routes and charges for transportation logistics services, such as truck and interline transportation of freight, local pick-up and delivery, warehousing and assistance in document preparation and processing.

       We sell air cargo services to destinations we serve directly, destinations served by our ACMI and charter customers, as well as, destinations served by other airlines on an interline basis. Our freight rates are based upon the type of freight, weight or volume, delivery service and the destination. Beginning in the third quarter of 1996, our revenues from scheduled cargo services included fuel surcharges that we instituted following significant increases in fuel prices during the year. During the first quarter of 1997, fuel prices began to decline, and we removed our fuel surcharges in certain markets in the second quarter of 1997. As a result of the surge in fuel prices in the fourth quarter of 1999, we reinstated the fuel surcharges in certain markets.

       Our revenues from ACMI and charter services are derived from ACMI and charter contracts under which we supply our aircraft for specified cargo operations or on an ad hoc basis. We charge our customers for such services on a per block hour basis subject, in certain instances, to specified minimum charges. Our ACMI customers are responsible for substantially all other aircraft operating expenses, including fuel, landing, parking fees and ground and cargo handling expenses. Our ACMI customers and also provide their own crews. We bear all operating expenses under a charter contract.

       Our revenues from aircraft parts, repairs and other are comprised principally of (1) charges for third party maintenance services, including airframe, component and engine maintenance, repairs and overhauls, (2) spare parts sales and leasing, and (3) other.

       Our flying operations expenses are comprised principally of (1) fuel, (2) crew, (3) overflight, landing and parking fees, (4) aircraft rental expenses,
(5) expenses for transporting freight to and from our MIA hub from our sales offices, and (6) interline transportation expenses. Flying operations expenses associated with our ACMI services, such as fuel, overflight, landing and parking fees, are either paid directly by our customer or billed to the customer on a direct pass-through basis. Most of our ACMI customers purchase their own fuel. We bear such expenses for our charter customers.

       Our aircraft and traffic servicing expenses consists principally of personnel, equipment repair and third party expenses associated with (1) our cargo warehouse, (2) our cargo and ground handling operations, (3) communications and (4) flight planning. Our aircraft and traffic servicing expenses have increased over the past three years as we have added personnel to handle the increase in our scheduled cargo services.

       Our maintenance expenses include: labor, parts and supplies associated with the maintenance, repair and overhaul of our aircraft and engines, and third party maintenance services. We capitalize our costs associated with major engine and aircraft maintenance ("C" and "D") checks as they occur and then amortize them over their expected useful lives, ranging from 3 years for "C" checks and engine repairs, to 8 years for "D" checks. We expense our other maintenance costs, including costs associated with routine maintenance checks as incurred. Because we pay for maintenance whether our aircraft are used in scheduled cargo service, ACMI or charter service, maintenance expenses are not affected by changes in the mix of revenues from these services.

       Our general and administrative expenses are primarily: (1) salaries and benefits for our executive and administrative personnel, (2) insurance, (3) security expenses and (4) rent, utilities and other occupancy expenses associated with our cargo warehouse and MIA hangar facilities and domestic and international operations stations and sales offices.

       Our selling expenses are principally: (1) salaries and benefits for our sales personnel, (2) commissions we pay to third party general sales agents, (3) advertising and marketing expenses and (4) provision for bad debts.

       Our depreciation and amortization expenses are attributed principally to depreciation on aircraft, aircraft components and ground equipment, and amortization of capitalized major airframe and engine maintenance, repairs and overhauls.

ACQUISITION

         On March 10, 1999, we purchased from affiliates of Arrow Air (the "Sellers") all of Arrow Air's operating assets and certain additional assets of its affiliates, and on April 9, 1999, we purchased 100% of the common stock of Arrow Air. During July 1999, we purchased from the Sellers additional engine modules. During October 1999, we sold back to the Sellers for $7.2 million two of the DC-8 aircraft we acquired in this acquisition which were not critical to the operation of Arrow Air's business. We accounted for these combined transactions as a purchase of a business for financial reporting purposes. The aggregate purchase price was $112.5 million in cash and the assumption of an estimated $24.9 million of liabilities. In connection with our acquisition of Arrow Air, we acquired the following assets:

     o 13 DC-8 and four L-1011 aircraft (including one DC-8 and one L-1011 which currently are in passenger configuration),

     o    one DC10-30 cargo aircraft,

     o    132 spare aircraft engines,

     o    inventories of aircraft and engine parts,

     o    equipment relating to certain repair shops, and

     o    Arrow Air's operating certificates and route authorities.

     In November 1999, we sold the DC10-30 cargo aircraft to a third party for approximately $21.0 million.

RESULTS OF OPERATIONS OF FINE AIR

         The following table sets forth, for the periods presented, certain of our revenue, expense and income items as a percentage of our total operating revenues:

                                                                    YEAR ENDED DECEMBER 31,
                                                            1997             1998              1999
                                                            ----             ----              ----
Revenues:
   Scheduled cargo services..........................        62.7%              65.5%           61.1%
   ACMI and charter services.........................        34.5               32.4            31.4
   Aircraft parts, repairs and other.................         2.8                2.1             7.5
                                                       ----------       ------------     -----------
     Total operating revenues........................       100.0%             100.0%          100.0%
                                                       ==========       ============     ===========

Operating expenses:
   Flying operations.................................        38.0%              34.0%           28.6%
   Aircraft and traffic servicing....................         9.7               10.4             9.9
   Maintenance.......................................        16.9               15.5            17.4
   General and administrative........................        17.9               15.6            14.0
   Selling...........................................         5.9                5.3             4.6
   Cost of sales - aircraft parts....................        --                  -               3.1
   Depreciation and amortization.....................        12.7               11.4            12.4
                                                       ----------       ------------     -----------
     Total operating expenses........................       101.1               92.2            90.1
                                                       ----------       ------------
Operating income (loss)..............................        (1.1)               7.8             9.9
Interest and other income (expense), net.............         1.2               (3.6)          (11.6)
                                                       ----------       -------------    ------------
Net income (loss)....................................         0.1%               4.2%           (1.7)%
                                                       ==========       ============     ============

       Our financial results were adversely impacted in 1998 and 1999 by economic downturns in Latin America, which resulted in a decreased demand for airfreight traffic to and from this region. In addition, during 1998 revenues from Colombia and Ecuador were adversely impacted by a reduction in flower production due to severe weather patterns caused by El Nino.

       Our revenues in the second half of 1997 were adversely affected by our voluntary cessation of operations for seven weeks and the subsequent effects of such temporary interruption of services in connection with the August 7, 1997 crash of one of our aircraft.

FISCAL 1999 COMPARED TO 1998

         REVENUES.

         Our total revenues increased 69.3% to $196.6 million in 1999 from $116.1 million in 1998, due primarily to an increase in revenues from scheduled cargo services of $43.9 million. Total block hours flown by our fleet increased 44.7% to 34,966 in 1999 from 24,160 in 1998 due primarily to the acquisition of Arrow Air.

         Our revenues from scheduled cargo services increased 57.8% to $120.0 million in 1999 from $76.1 million in 1998 due to increases in the tons of freight we transported. We flew 17,661 scheduled block hours in 1999 compared to 12,805 hours in 1998, a 37.9% increase. We transported 149,005 tons of freight in 1999, a 57.4% increase from 94,647 tons in 1998, primarily as a result of the introduction of L-1011 widebody aircraft service in the first quarter of

1999, and the acquisition of Arrow Air which added ten DC-8 aircraft and three L-1011 widebody aircraft to our operating fleet.

         Our revenues from ACMI services increased 64.2% to $61.8 million in 1999 from $37.6 million in 1998, primarily due to our acquisition of Arrow Air. Our total block hours flown for ACMI and charter services increased 52.4% to 17,305 in 1999 from 11,355 in 1998.

         Our revenues from aircraft parts, repairs and other increased 516.7% to $14.8 million in 1999 from $2.4 million in 1998, primarily due to revenues of $10.3 million from the sale of aircraft parts and rotable exchange fees. The aircraft parts business was acquired in connection with the asset purchase component of the acquisition of Arrow Air.

         OPERATING EXPENSES.

         Our flying operations expenses increased 42.5% to $56.3 million in 1999 from $39.5 million in 1998, due primarily to increased intermodal/interline transportation and other costs associated with the increase in scheduled cargo service block hours and tons of freight transported, as well as increased crew costs associated with the increase in total block hours. As a percentage of our total revenues, flying operations expenses decreased to 28.6% in 1999 from 34.0% in 1998 primarily as a result of an increase in our total revenues not associated with scheduled cargo services due to our acquisition of Arrow Air.

         Our aircraft and traffic servicing expenses increased 61.0% to $19.5 million in 1999 from $12.1 million in 1998, due primarily to the addition of personnel to handle the increase in our scheduled cargo services, and other cargo-related expenses associated with the increase in tonnage. As a percentage of our total revenues, aircraft and traffic servicing expenses decreased to 9.9% in 1999 from 10.4% in 1998.

       Our maintenance expenses increased 90.1% to $34.2 million in 1999 from $18.0 million in 1998, due primarily to the increase in block hours we operated and to an increase in field line maintenance requirements associated with hushkits installation, training costs and inefficiencies created during increased FAA surveillance. As a percentage of our total revenues, maintenance expenses increased to 17.4% in 1999 from 15.5% in 1998.

       Our general and administrative expenses increased 52.3% to $27.5 million in 1999 from $18.1 million in 1998, due primarily to increases in rent, telephone, security expense and professional fees. As a percentage of our total revenues, general and administrative expenses decreased to 14.0% in 1999 from 15.6% in 1998.

       Our selling expenses increased 48.5% to $9.1 million in 1999 from $6.2 million in 1998, due primarily to an increase in commissions and other selling expenses associated with the increase in our scheduled cargo revenues. As a percentage of our total revenues, selling expenses decreased to 4.6% 1999 from 5.3% in 1998.

       Our cost of sales - aircraft parts totaled $6.2 million in 1999 and consisted of the cost of spare parts sold and costs associated with repairs, overhauls or certifications of parts sold or exchanged.

       Our depreciation and amortization expenses increased 83.5% to $24.3 million in 1999 from $13.2 million in 1998, due primarily to additional depreciation associated with increases in capitalized maintenance cost, and installation of hushkits for our aircraft. As a percentage of our total revenues, depreciation and amortization expenses increased to 12.4% in 1999 from 11.4% in 1998.

       OPERATING INCOME.

       Our operating income increased to $19.5 million in 1999 from a $9.1 million income in 1998.

       INTEREST AND OTHER INCOME, NET.

       Our interest and other income, net increased $17.0 million in 1999 compared to 1998. In 1999, our net interest expense increased $9.0 million, due primarily to interest expense related to the $190 million of 9 7/8% Senior Notes outstanding during 1999, and additional expense due to increased borrowings under our revolving loan facility.

Interest income and other income, net decreased as a result of our use of cash to fund the acquisition of Arrow Air and our settlement of the government investigation of $4.2 million

       NET INCOME (LOSS).

       As a result of the above factors, we suffered a net loss of $3.4 million for the year ended December 31, 1999 compared to net income of $4.9 million for the year ended December 31, 1998.

FISCAL 1998 COMPARED TO 1997

         REVENUES.

         Our total revenues increased 29.0% to $116.1 million in 1998 from $90.0 million in 1997, due primarily to an increase in revenues from scheduled cargo services of $19.7 million. Our revenues in the second half of 1997 were adversely affected by our voluntary cessation of operations for seven weeks and the subsequent effects of such temporary interruption of services. Total block hours flown by our fleet increased 24.7% to 24,160 in 1998 from 19,372 in 1997 due primarily to an increase of 4,145 hours flown for our scheduled cargo services.

       Our revenues from scheduled cargo services increased 34.9% to $76.1 million in 1998 from $56.4 million in 1997 due to increases in the tons of freight we transported and our introduction of service to new markets. We flew 12,805 scheduled block hours flown in 1998 compared to 8,660 hours in 1997, a 47.9% increase. Our revenues from scheduled cargo operations in 1997 included $2.2 million in fuel surcharges assessed during the first half of 1997. We transported 94,647 tons of freight in 1998, a 37.5% increase from 68,844 tons in 1997. This was primarily a result of increased sales efforts by our domestic and international sales network in 1998. In addition, we transported lower than normal amount of freight in 1997 due to the temporary cessation of our operations in the second half of 1997.

       Our revenues from ACMI services increased 20.9% to $37.6 million in 1998 from $31.1 million in 1997, primarily due to an increase in hourly rates associated with an increase in demand for aircraft domestically. In addition, we flew more ACMI hours in 1998. Our ACMI block hours flown increased 6.0% to 11,355 in 1998 from 10,712 in 1997.

       Our revenues from aircraft parts, repairs and other decreased 4.0% to $2.4 million in 1998 from $2.5 million in 1997. During 1998, we concentrated our sales efforts on building our scheduled cargo services.

         OPERATING EXPENSES.

         Our flying operations expenses increased 15.5% to $39.5 million in 1998 from $34.2 million in 1997, due primarily to increased intermodal/interline transportation and other costs associated with the increase in scheduled cargo service block hours and tons transported, as well as increased crew costs associated with the increase in total block hours. These increased costs were partially offset by a decrease in expenses associated with the rental of aircraft during the temporary cessation of our operations in the second half of 1997. As a percentage of our total revenues, flying operations expenses decreased to 34.0% in 1998 from 38.0% in 1997 primarily as a result of decreased fuel prices.

         Our aircraft and traffic servicing expenses increased 39.1% to $12.1 million in 1998 from $8.7 million in 1997, due primarily to our addition of personnel to handle the increase in our scheduled cargo services, and other cargo-related expenses associated with the increase in tonnage. As a percentage of our total revenues, aircraft and traffic servicing expenses increased to 10.4% in 1998 from 9.7% in 1997, primarily due to our emphasis on scheduled cargo service.

       Our maintenance expenses increased 18.4% to $18.0 million in 1998 from $15.2 million in 1997, due primarily to the increase in block hours we operated and to an increase in field line maintenance requirements associated with new domestic ACMI contracts we operated during 1998. As a percentage of our total revenues, maintenance expenses decreased to 15.5% in 1998 from 16.9% in 1997.

       Our general and administrative expenses increased 12.4% to $18.1 million in 1998 from $16.1 million in 1997, due primarily to increased expenses (rent, telephone, security and office expense) to support our expanding operations and the build-up of our infrastructure. As a percentage of our total revenues, general and administrative expenses decreased to 15.6% in 1998 from 17.9% in 1997.

       Our selling expenses increased 17.0% to $6.2 million in 1998 from $5.3 million in 1997, due primarily to an increase in commissions and other selling expenses associated with the increase in our scheduled cargo revenues. This was partially offset by a $0.5 million decrease in our provision for bad debts. As a percentage of our total revenues, selling expenses decreased to 5.3% 1998 from 5.9% in 1997.

       Our depreciation and amortization expenses increased 14.8% to $13.2 million in 1998 from $11.5 million in 1997; due primarily to increases in equipment and increased amortization of capitalized maintenance costs. As a percentage of our total revenues, depreciation and amortization expenses decreased to 11.4% in 1998 from 12.7% in 1997.

       OPERATING INCOME.

        Our operating income increased to $9.1 million in 1998 from a $1.0 million loss in 1997.

       INTEREST AND OTHER INCOME, NET.

       Our interest and other income, net decreased $5.5 million in 1998 compared to 1997. In 1998, our net interest expense increased $7.1 million. This was offset by a gain of $3.4 million related to a lawsuit judgment. In 1997 we recorded a gain on an insurance settlement of $3.9 million, which was partially offset by costs related to our initial public offering ($1.0 million) and a $1.0 million remedial payment we made to the FAA pursuant to the Consent Agreement.

       NET INCOME.

       As a result of the above factors, our net income increased to $4.9 million for the year ended December 31, 1998 from $0.1 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1999, our primary sources of liquidity consisted of approximately $10.7 million of cash and cash equivalents, cash flows expected to be generated from operations, non-core assets sales and our $45.0 million credit facility. We had working capital of $16.5 million at December 31, 1999 compared to $132.3 million at December 31, 1998. The decrease in our working capital was due principally to the use of $112.5 million of cash in connection with our acquisition of Arrow Air and the classification of our credit facility as a current liability. This classification is a result of our credit facility maturing in November 2000; however, we intend to extend the maturity of this credit facility prior to such date or to replace it with a new credit facility with a later maturity date.

       Our net cash provided (used) by operating activities was $13.8 million, $12.5 million and $ (1.8) million during 1997, 1998 and 1999, respectively. This decrease in cash flow from operating activities was partially due to an increase in accounts receivable of $25.6 million for 1999 which were primarily associated with the acquired business. In addition, our net income decreased by $8.2 million in 1999.

       Our net cash used in investing activities was $26.4 million, $40.3 million and $149.7 million for 1997, 1998 and 1999, respectively. This increase was due principally to our $112.5 million acquisition of Arrow Air In addition, purchases of property and equipment increased by $57.8 million primarily due to capitalized heavy maintenance costs and installations of hushkits.

       Our net cash provided by financing activities was $13.9 million, $150.2 million and $37.5 million for 1997, 1998, and 1999. This decrease resulted primarily from our receipt in 1998 of $193.5 million of net proceeds from the sale of the Senior Notes. We made distributions to our stockholders of $3.4 million, $4.4 million and $1.3 million in 1997, 1998, and 1999 respectively, primarily to enable them to pay income taxes related to our income.

       Our tax returns for the years ended December 31, 1995, 1996, and 1997 are currently under examination by the Internal Revenue Service. The examination relates specifically to our treatment of certain repairs and maintenance, including safety checks mandated by the FAA, as expenses for tax purposes. Should the Internal Revenue Service take the position that these costs should have been capitalized and subsequently depreciated, a substantial assessment could result. Because the examination is in process, we cannot presently determine the amount of an assessment, if any. We believe that our treatment of such costs as deductible for tax purposes is proper and we are prepared to defend our position vigorously, if it becomes necessary.

       We have elected to be taxed as an S corporation and therefore are not subject to Federal and state income taxes. Instead, the taxable income or loss is included in the individual tax returns of our shareholders. However, we make distributions to our shareholders of any tax liability they incur as a result of such taxable income.

       We have no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of our DC-8 aircraft. As December 31, 1999, hushkits for 21 of our DC-8 aircraft had been purchased or installed. At an estimated average cost of $3.0 million per hushkit, the cost to acquire hushkits for our remaining three DC-8 aircraft plus two spare hushkits will be approximately $15 million. We are purchasing a number of these hushkits from a related party as such related party currently is the only supplier of the type of hushkit required for certain of our aircraft. We will also purchase or lease hushkits from a third party.

       We have a $45.0 million credit facility with Nations Credit Commercial Corporation, which expires in November 2000. Our borrowings under this facility bear interest at the lender's prime rate plus 0.75%. The unused portion of the facility is subject to a fee at the rate of 0.30% per annum. Our borrowings under this facility are collateralized primarily by 10 DC-8 aircraft, one L-1011 aircraft and certain of our receivables and inventories. As of March 29, 2000 we had approximately $32.5 million outstanding under this facility.

       During the past two years, a substantial portion of our cash requirements have been met utilizing the proceeds of the Senior Notes and bank borrowings. As a result of our significant debt obligations, we are highly leveraged and must devote a significant portion of our annual cash flow to service our debt. We also have significant working capital and capital expenditure requirements to fund the current level and anticipated growth of our operations. Although our cash flow from operating activities was positive in 1997 and 1998, in 1999 we experienced negative cash flow, due largely to a significant increase in our accounts receivable and capital expenditures, including significant purchases of hushkits. Based on our current cash and cash equivalents, availability under our credit facility and cash flow expected from operations, without taking the actions described below we may not have sufficient capital to meet our anticipated short-term cash needs, including the interest payment of approximately $9.4 million on the Senior Notes which is due June 1, 2000. We currently are seeking to obtain additional capital through a variety of means, including obtaining new credit facilities or other financing for our operations and obtaining purchase or lease financing for the hushkits we are acquiring. We are also exploring our options for refinancing or restructuring our indebtedness under the Senior Notes. We may not be able to obtain additional financing or reduce or defer our debt obligations on acceptable terms. We will also seek to raise additional capital by selling non-core assets. Although we have been successful in the past in selling non-core assets at advantageous prices and in a timely fashion, we may not be able to find buyers for these assets at favorable or acceptable prices or at all. If we are unable to raise a sufficient amount of additional capital during the next few months, we may be required to curtail our operations or scale back our growth plans, and we may be unable to pay the scheduled installment of interest on the Senior Notes. The failure to pay debt service would be a default under the indenture under which the Senior Notes were issued and a default under our credit facility, both of which would have a material adverse effect on our financial condition.

       Notwithstanding the above, we currently believe that we will be successful in obtaining additional funding or will be able to sell a sufficient amount of non-core assets to meet our short-term cash needs. We estimate that we will need to raise approximately $10 million in additional financing or from assets sales to meet our cash requirements for the next twelve months. If we are successful in obtaining additional cash through financings or asset sales, or alternatively are able to defer the interest payment due under the Senior Notes, then we anticipate based on our current level of operations that our cash and cash equivalents, current credit facility and cash flows expected to be generated by operations will be adequate to meet our needs for working capital and capital expenditures for at least the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

OUR SUBSTANTIAL LEVERAGE COULD AFFECT OUR FINANCIAL RESULTS OR OPERATIONS.

         We are highly leveraged and have significant debt service requirements. At December 31, 1999 our total consolidated indebtedness was approximately $225.2 million.

Our significant leverage could adversely impact us in several ways, including:

     o    we may be unable to obtain additional financing in the future,

     o we will have to dedicate a substantial portion of our cash to principal and interest payments, which will reduce funds available for other purposes,

     o    we may be unable to adjust rapidly to changing market conditions,

     o we may be more vulnerable to downturns in general economic conditions, or downturns in our business, and

     o    we may be at a disadvantage to competitors with less leverage.

         Our ability to make scheduled principal and interest payments or to refinance our debt will depend on our future financial performance, which to a certain extent will be subject to economic, financial, competitive and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow to make principal and interest payments on time and to make necessary capital expenditures. If we cannot do this, we may be required to seek to refinance all or a portion of our debt, to sell assets or to obtain additional financing, any of which we may be unable to do on acceptable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESTRICTIVE COVENANTS IN THE INSTRUMENTS GOVERNING OUR DEBT LIMIT OUR
FLEXIBILITY.

         Certain of our debt instruments contain a number of significant covenants. These covenants generally limit our ability, among other things, too:

     o    borrow additional money,
     o    pay dividends on our common stock,
     o    repurchase our common stock,
     o    use assets as security in other transactions,
     o    make investments in unrestricted subsidiaries,
     o    sell certain assets,
     o    merge with or into other companies, and
     o    enter into certain transactions with our affiliates.

         These covenants require us to meet certain financial tests before incurring certain types of additional debt. Our ability to comply with these covenants in the future will depend on our future financial performance. If we were unable to comply with these covenants, there would be default under our debt agreements. If the lenders or holders of our debt instruments did not waive such default, the default could result in acceleration of our debt, which would have a material adverse effect on our financial condition.

WE MAY EXPERIENCE DIFFICULTY INTEGRATING THE ARROW AIR OPERATIONS INTO OUR OWN.

       On April 9, 1999 we completed the acquisition of Arrow Air. The full benefits of a business combination of Fine Air Services and Arrow Air will require the integration of each company's administrative, finance, sales and marketing organizations, the coordination of each company's sales efforts, and the implementation of appropriate operations, financial and management systems and controls in order to capture the efficiencies and the cost reductions that are expected to result from the acquisition. This will require substantial attention from the Fine Air management team, which has minimal experience integrating the operations of companies the size of Fine Air Services and Arrow Air. The diversion of management attention, as well as any other difficulties, which may be encountered in the transition and integration process, could have an adverse impact on our revenue and operating results. Furthermore, Arrow Air has had operating losses in each of the last three years. We may not be able to realize the anticipated cost savings with respect to the acquisition in which case our results of operations may be adversely affected. We cannot assure you that we will be able to successfully integrate Arrow Air's operations or achieve the goals that motivated us to acquire the assets of Arrow Air, either of which could have a material adverse effect on Our business. In addition, in connection with the acquisition of the capital stock of Arrow Air, we may be subject to liabilities relating to Arrow Air's business of which we are not aware. Although we are entitled to indemnification for such liabilities, the party from which we acquired the capital stock of Arrow Air may be unable to perform its obligations to indemnify us.

OUR OPERATING RESULTS DEPEND ON THE EFFICIENT UTILIZATION OF OUR AIRCRAFT FLEET.

       Our operating results are highly dependent on our ability to effectively utilize our fleet of aircraft. There can be no assurance, however, that operation of the aircraft in our fleet will prove to be profitable. Inability to keep our aircraft in revenue service or achieve an acceptable level of aircraft utilization could have a material adverse effect on our business.

THE INTERNATIONAL NATURE OF OUR BUSINESS INVOLVES SPECIAL RISKS.

         Most of our revenue comes from providing scheduled air cargo services and ACMI and charter services to Central and South America and the Caribbean. There are many potential problems and risks associated with doing business in foreign countries that could adversely affect our business, including:

     o potential adverse changes in the diplomatic relations of foreign countries with the United States,

     o hostility from local populations directed against U.S. businesses or employees,

     o    restrictions on the withdrawal of foreign investment and earnings,

     o    government policies against businesses owned by non-nationals,

     o the risk of expropriations of property or insurrections that could result in losses against which we are not insured.

         Our international operations also are subject to economic uncertainties that might result from actions by foreign governments or regulatory authorities, including:

     o requiring us to renegotiate or modify our agreements or arrangements with governmental authorities, and

     o imposing or changing taxes, tariffs, foreign exchange or currency restrictions or other laws or rules that may restrict our business or make it more expensive for us to do business in a particular country.

         At some foreign airports, we are required by local governmental authorities or market conditions to contract with third parties for maintenance, ground and cargo handling and other services performance by these third parties of such services is beyond our control, and if they experience operating difficulties or fail to fulfill their obligations to us, own reputation or business might be adversely affected.

         In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the United States and the foreign countries, are allocated only to a limited number of U.S. carriers and are subject to approval by the applicable foreign regulators. Consequently, our ability to provide air cargo service in some foreign markets depends in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to us, rather than to competing U .S. airlines, and on the approval of the applicable foreign regulators.

         Most of our revenue is in U .S. dollars. However, a large portion of our revenue is from customers whose revenue is not in U.S. dollars. Therefore, any significant devaluation in our customers' currencies relative to the U.S. dollar could adversely effect their ability to pay us in U .S. dollars or to continue to use our services, which could have a material adverse effect on our business.

COMPETITION COULD ADVERSELY AFFECT OUR BUSINESS AND PROFITABILITY.

         The market for airfreight services is highly competitive. Our scheduled cargo services compete for cargo volume principally with other all-cargo airlines, integrated carriers and scheduled and non-scheduled passenger airlines, which have substantial belly cargo capacity. To a lesser extent, we also compete for freight forwarding business with fully integrated carriers, some of which are also our customers. Our ACMI and charter services compete primarily with other airlines that operate all-cargo aircraft and have lift capacity in excess of their own needs. Our ACMI and charter business also could be adversely affected by the decision of our air carrier customers to acquire additional aircraft or by our non-air carrier customers to acquire and operate their own aircraft. Many of our competitors have substantially greater financial and other resources and more extensive facilities and equipment than us.

THE OWNERSHIP AND OPERATION OF AIRCRAFT REQUIRES SUBSTANTIAL AMOUNTS OF CAPITAL

         Our air cargo carrier business is highly capital intensive. We have made significant capital investments to acquire the aircraft, ground and cargo handling, equipment and inventory of spare parts necessary for the operation of our business. We historically have purchased, and intend to continue to purchase, used aircraft, which tend to require more maintenance and be less fuel-efficient than newer generation aircraft. Older aircraft also tend to be subject to more Airworthiness Directives ("ADs") promulgated by the FAA and other unanticipated maintenance costs than newer aircraft, and are required to undergo extensive structural inspections on an ongoing basis.

         We currently operate 27 DC-8 aircraft, which were converted from passenger configuration to freighter configuration by installing a large cargo door and various cargo container-handling systems. The FAA issued authorizations, called Supplemental Type Certificates ("STCs") to various companies to convert DC-8 aircraft from passenger to cargo configuration. All of our converted aircraft were converted pursuant to these STCs. The FAA has been re-evaluating these STCs and formed a DC-8 Cargo Conversion Joint Task Force (the "JTF") in 1997. The JTF includes all operators of converted DC-8 aircraft, all holders of STCs relating to DC-8 conversions and a team of FAA representatives. The JTF is currently reviewing the STC data to develop a solution, if required, for all DC-8 operators. Although we do not expect this matter to have a material adverse effect on our business, we can not assure you that the ultimate resolution of this matter will not require significant capital investments by us.

THE AIR FREIGHT BUSINESS IS CYCLICAL IN NATURE, AND OUR BUSINESS IS SEASONAL.

         The air freight industry is highly sensitive to general economic and political conditions. Demand for our services and our financial results could be materially adversely affected by downturns in global or regional economies that result in decreased demand for airfreight transportation. Our financial results were adversely impacted in 1998 and 1999 by economic downturns in Latin America, which resulted in a decreased demand for airfreight traffic to and from this region. In addition, during 1998 revenues from Colombia and Ecuador were adversely impacted by a reduction in flower production due to severe weather patterns caused by El Nino.

         Our business has been, and is expected to continue to be, seasonal in nature, with a majority of our revenues and operating income falling in the second half of the year (principally the fourth quarter). Our fourth quarter revenues and operating income are typically higher due to an increase in cargo transported in anticipation of and during the holiday season. Our financial results would be materially adversely affected if our operations were interrupted during this period due to unanticipated maintenance, compliance with ADs, severe weather or other factors beyond our control.

WE MAY BE ADVERSELY AFFECTED BY INCREASED FUEL COSTS OR SHORTAGES OF FUEL.

         Fuel is a major expense for all airlines. Both the cost and availability of aviation fuel are subject to economic and political factors and events that we can neither control nor accurately predict. We have no agreement with any fuel supplier assuring the availability or price stability of fuel. Higher fuel prices resulting from fuel shortages or other factors could adversely affect our profitability if we are unable to pass on the full amount of fuel price increases to customers through fuel surcharges or higher rates. Accordingly, substantial price increases in, or the unavailability of adequate supplies of, fuel may have a material adverse effect on our business.

WE MAY UNKNOWINGLY CARRY CONTRABAND FOR OUR CUSTOMERS.

         Although required to do so, customers may fail to inform us about cargo that contains hazardous materials, weapons or explosive devices. In addition, our own checks and searches may not reveal the presence of these materials or substances in customers' cargo. Some of our aircraft fly to and from countries, such as Colombia, where substantial quantities of illegal drugs are manufactured. In the past, without our prior knowledge, individuals have tried to smuggle illegal drugs into the U.S. on our aircraft. If we transport unmanifested hazardous materials, illegal drugs or other contraband for our customers, our aircraft could be damaged or seized and/or we may suffer substantial monetary penalties. Any of these events could have a material adverse effect on our business.

         In one such instance, the government of Peru alleged that we supplied a chartered aircraft, which transported weapons to Ecuador in February 1995 during the Ecuador-Peru conflict, and revoked our right to fly commercially into Peru. The particular flight at issue was a chartered aircraft, and we denied any wrongdoing. The FAA found after an investigation of the matter that there was not sufficient evidence to support a conclusion that we violated regulations governing the transportation of hazardous materials by air. We received authority from the government of Peru to resume service in March 1999.

WE ARE DEPENDENT ON THE CONTINUED SERVICES OF OUR KEY EXECUTIVES.

         We believe that our success depends on, and will continue to depend on, the services of Frank Fine, our founder and our Chairman of the Board of Directors and Barry Fine, our President and Chief Executive Officer. If we lose the services of either of them, our business could be materially adversely affected. We do not have employment agreements with either Frank or Barry Fine nor do we maintain "key man" life insurance. We also believe that our ability to retain other members of our senior management team and key personnel is critical to our future success.

UNION REPRESENTATION OF OUR EMPLOYEES COULD INCREASE OUR OPERATING COSTS AND CONSTRAIN OUR OPERATING FLEXIBILITY.

         In October 1997, the International Brotherhood of Teamsters was certified to represent Fine Air Services' flight deck crewmembers for collective bargaining purposes. We have been negotiating a collective bargaining agreement with representatives of the Teamsters since mid-1998. The final collective bargaining agreement could result in higher employee compensation and work rule changes that could increase our operating costs and constrain our operating flexibility or result in other changes adverse to our business. While we intend to negotiate with the Teamsters in good faith, we cannot assure you that we will be able to enter into a collective bargaining agreement. Our failure to enter into a collective bargaining agreement could result in work stoppages

         Arrow Air's flight deck crewmembers have been represented by an "in house" union since February 1984. Arrow Air's collective bargaining agreement with these employees became amendable on August 1, 1999, and we cannot assure you that we will be able to renegotiate this agreement on satisfactory terms. In addition, it is possible that the Teamsters or another union will seek to represent Arrow Air's employees when the current agreement expires.

         Also, many airline industry employees are represented by labor unions, and we are likely to be subject to future unionization efforts as our operations expand. We cannot assure you that our non-union employees will remain non-union.

OUR BUSINESS IS HIGHLY REGULATED.

         Our business is subject to extensive government regulation under U.S. laws and the laws of the various countries, which we serve. We are subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to our personnel and us if they or we fail to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on our business. See "Business - Government Regulation."

         Following the August 7, 1997 crash of one of our aircraft, the FAA placed our operations under heightened scrutiny. As a result of concerns expressed by the FAA, we voluntarily ceased operations on September 4,1997, and on September 12,1997 we entered into a consent agreement with the FAA. Under this consent agreement, we agreed not to resume operations until the FAA approved new cargo handling and hazardous materials procedures to be implemented by us. We also agreed to make a remedial payment of $1.5 million to the FAA for the costs of the FAA's investigation, review and re-inspection of us. Pursuant to this consent agreement, $500,000 of this assessment was waived as a result of our compliance with certain requirements prior to December 31, 1997. We resumed operations on a limited basis on October 28, 1997, approximately seven weeks after suspending operations, and were fully operational by the first quarter of 1998. We are in full compliance with the terms of this consent agreement.

         The United States Attorney for the Southern District of Florida conducted an investigation relating to the August 7, 1997 accident involving one of our aircraft. We and one of our ACMI customers who leased and loaded the subject aircraft and with whom we operate a joint venture were the subjects of the investigation. See "Business - Security and Safety." In addition, following a major FAA inspection of our operations in 1999, the FAA commenced an investigation of certain of our employees in connection with alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on certain of our aircraft. The U.S. Attorney also commenced an investigation relating to these alleged FAA violations. While we were advised by our counsel that we had substantial and meritorious defenses to these alleged violations, we chose to accept responsibility for our conduct and avoid any further liability arising from these investigations and any and all other potential claims by the U.S. government arising before March 22, 2000, by entering into a plea agreement with the U.S. Attorney. Pursuant to such agreement we plead guilty to charges of the following conduct arising after, and unrelated to the aircraft involved in, the accident: (i) discarding, destroying and concealing documents and records in violation of federal law and (ii) making false statements to the FAA regarding the completion of certain inspection and maintenance procedures. The plea agreement calls for us to pay a $3,500,000 fine and to further implement a safety inspection program. This fine is to be satisfied by an immediate cash payment of $500,000 with the remaining $3,000,000 to be paid over four years in $750,000 installments. We are also jointly and severally liable with our joint venture partner for an additional fine of $1,500,000 levied on the joint venture pursuant to a separate plea agreement. We have entered into an agreement with our joint venture partner, whereby they have agreed to be responsible for 50% of the total fines of $5,000,000. The plea agreements are expected to be approved by the U.S. District Court for the Southern District of Florida in June 2000 following routine pre-sentencing investigations by the court and, in addition to the assessment of fines mentioned above, we expect to be placed on probation for a period of four years.

         On March 17, 1995, Arrow Air voluntary suspended operations following charges by the FAA that it had failed to keep adequate maintenance records and had incorrectly placed serviceable tags on aircraft parts that had not been properly approved for such tags. Arrow Air reached a settlement with the FAA on April 29, 1995, pursuant to which it agreed to (1) resume operations only after being re-certified, (2) replace certain key management personnel, and (3) make a $1.5 million remedial payment to defray costs of the FAA's investigation and costs associated with the re-certification. Arrow Air resumed operations under the terms of this agreement on June 9, 1995. In addition, in July 1998, as a result of a federal grand jury investigation of the improper tagging of parts which arose out of the FAA investigation, Arrow Air pled guilty to a six count information, paid a total of $5.0 million in fines and restitution payments and was placed on probation for up to five years.

         We can not assure you that the FAA will not subject us to heightened scrutiny as a result of any of the above. Inability to keep any of our aircraft in revenue service as a result of any such FAA scrutiny in the future could have a material adverse effect on our business. See "Business - Security and Safety."

WE MAY SUFFER UNINSURED LOSSES OR BE UNABLE TO MAINTAIN ADEQUATE INSURANCE COVERAGE AT A REASONABLE COST.

         Our operations involve risks of potential liability against us in the event of aircraft accidents. Although we believe our current insurance coverage is adequate and consistent with current industry practice, we cannot assure you that our coverage will not be changed or that we will not suffer substantial losses and lost revenues from accidents. Substantial claims resulting from an accident in excess of our insurance coverage could have a material adverse effect on our business.

         Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier. Our ability to maintain adequate insurance coverage on economical terms could be adversely affected by general industry conditions or losses incurred by us. Any significant increase in our current insurance expense could have a material adverse effect on our business.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and commodity price risk, arise in the normal course of business rather than from trading.

         Our indebtedness under our line of credit creates interest rate risk as it bears interest at floating rates. As of December 31, 1999, we had approximately $35.2 million outstanding under this line of credit. In addition, as of December 31, 1999 we had approximately $190.0 million of long-term debt outstanding which bears interest at a fixed rate.

         We require significant quantities of jet fuel to operate our aircraft which exposes us to commodity price risk associated with the market price for such fuel. Our exposure to fuel risk is reduced to the extent that we provide air cargo services under ACMI contracts, under which the customer is responsible for providing fuel. For scheduled cargo services, we have been generally been able to pass on increases to customers in the form of fuel surcharges and expect to be able to continue to do so although we cannot assure you that we will be successful.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Independent Auditor's Report of Deloitte & Touche LLP...................................................      32

Report of Independent Certified Public Accountants of PricewaterhouseCoopers LLP........................      33

Consolidated Balance Sheets as of December 31, 1998 and 1999............................................      34

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999..............      35

Consolidated  Statements of Changes in Stockholders'  Equity for the Years Ended December 31, 1997, 1998
  and 1999..............................................................................................      36

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999..............      37

Notes to Consolidated Financial Statements..............................................................      38

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Fine Air Services Corp.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Fine Air Services Corp. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
CERTIFIED PUBLIC ACCOUNTANTS

Miami, Florida
April 10, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Fine Air Services Corp.:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position of Fine Air Services Corp. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Fine Air Services Corp. for any period subsequent to December 31, 1998.


PRICEWATERHOUSECOOPERS LLP


Miami, Florida
March 25, 1999

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                           -----------------------------
                                                                               1998             1999
                                                                           ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents ........................................     $124,632,274     $ 10,671,757
    Accounts receivable, net .........................................       16,090,397       36,300,298
    Current portion of loans and long-term receivables ...............        2,470,757        3,503,253
    Parts inventory ..................................................               --       35,120,793
    Prepaid expenses and other current assets ........................          839,189        2,770,915
                                                                           ------------     ------------
      Total current assets ...........................................      144,032,617       88,367,016
                                                                           ------------     ------------

Property and equipment, net ..........................................       82,459,577      164,161,237
                                                                           ------------     ------------

Other assets:
    Restricted cash ..................................................          303,504          316,881
    Loans and long-term receivables, less current portion ............        9,351,084       13,263,789
    Advances to shareholders .........................................               --          952,253
    Aircraft and engines held for sale ...............................               --       22,660,000
    Deposits and other assets ........................................        1,594,731        3,039,402
    Operating certificate, net .......................................               --        4,750,000
    Deferred debt issuance costs, net ................................        6,316,209        5,518,625
                                                                           ------------     ------------
      Total assets ...................................................     $244,057,722     $303,029,203
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................        4,186,345        8,757,256
    Accrued expenses .................................................        5,750,111       24,584,039
    Interest payable .................................................        1,653,248        1,833,792
    Line of credit ...................................................               --       35,183,205
    Current portion of long-term obligations .........................          135,445        1,485,275
                                                                           ------------     ------------
      Total current liabilities ......................................       11,725,149       71,843,567
                                                                           ------------     ------------

Long-term obligations:
     Capital lease obligation, less current portion ..................           81,752          464,247
     Legal settlement, less current portion ..........................               --        3,169,865
     Senior Notes ....................................................      190,000,000      190,000,000
                                                                           ------------     ------------
      Total liabilities ..............................................      201,806,901      265,477,679
                                                                           ------------     ------------

Commitments and contingencies (Notes 9, 11, 12)

Stockholders' equity:
    Common stock, $0.01 par value; 3,000 shares authorized, issued and
      outstanding ....................................................               30               30
    Retained earnings ................................................       42,244,318       37,551,494
    Accumulated other comprehensive income ...........................            6,473               --
                                                                           ------------     ------------
      Total stockholders' equity .....................................       42,250,821       37,551,524
                                                                           ------------     ------------
      Total liabilities and stockholders' equity .....................     $244,057,722     $303,029,203
                                                                           ============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                            1997                1998               1999
                                                        -------------      -------------      -------------
Revenues:
    Scheduled cargo services ......................     $  56,412,349      $  76,079,187      $ 120,039,487
    ACMI and charter services .....................        31,079,449         37,645,389         61,796,491
    Aircraft parts, repairs and other .............         2,502,372          2,378,847         14,763,528
                                                        -------------      -------------      -------------
      Total operating revenues ....................        89,994,170        116,103,423        196,599,506
                                                        -------------      -------------      -------------
Operating expenses:
    Flying operations .............................        34,198,136         39,505,917         56,308,756
    Aircraft and traffic servicing ................         8,709,798         12,085,255         19,456,732
    Maintenance ...................................        15,247,112         18,004,391         34,225,407
    General and administrative ....................        16,131,561         18,055,817         27,491,368
    Selling .......................................         5,264,365          6,152,126          9,137,540
    Cost of sales - aircraft parts ................                --                 --          6,182,966
    Depreciation and amortization .................        11,469,954         13,235,861         24,283,571
                                                        -------------      -------------      -------------
      Total operating expenses ....................        91,020,926        107,039,367        177,086,340
                                                        -------------      -------------      -------------
      Operating (loss) income .....................        (1,026,756)         9,064,056         19,513,166
                                                        -------------      -------------      -------------
Other income (expense):
    Interest income ...............................           225,017          4,855,241          2,723,932
    Interest expense net of capitalized interest of
      $440,000 in 1997.............................        (1,090,838)       (12,830,307        (21,853,391)
    Gain on insurance and litigation settlements ..         3,905,373          3,388,574                 --
    Legal settlement ..............................                --                 --         (4,169,865)
    Other, net ....................................        (1,897,582)           220,816            433,063
                                                        -------------      -------------      -------------
      Total other, net ............................         1,141,970         (4,365,676)       (22,866,261)
                                                        -------------      -------------      -------------
Income (loss) before extraordinary gain ...........           115,214          4,698,380         (3,353,095)
Extraordinary gain on repurchase of Senior Notes ..                --            165,520                 --
                                                        -------------      -------------      -------------
Net income (loss) .................................     $     115,214      $   4,863,900      $  (3,353,095)
                                                        =============      =============      =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                  ------------------------------
                                                                                       ACCUMULATED
                                       SHARES         AMOUNT           RETAINED           OTHER
                                  ------------      ------------       EARNINGS        COMPREHENSIVE         TOTAL
                                                                     ------------      INCOME (LOSS)     ------------
                                                                                       ------------
Balances at December 31, 1996            3,000      $         30     $ 45,054,666      $    (24,517)     $ 45,030,179
Net income                                  --                --          115,214                --           115,214
Distributions                               --                --       (3,370,212)               --        (3,370,212)
Change in unrealized loss on
   investment securities                    --                --           38,015            38,015
                                  ------------      ------------     ------------      ------------      ------------
Balances at December 31, 1997            3,000                30       41,799,668            13,498        41,813,196
Net income                                  --                --        4,863,900                --         4,863,900
Distributions                               --                --       (4,419,250)               --        (4,419,250)
Change in unrealized gain on
   investment securities                    --                --               --            (7,025)           (7,025)
                                  ------------      ------------     ------------      ------------      ------------
Balances at December 31, 1998            3,000                30       42,244,318             6,473        42,250,821

Net loss                                    --                --       (3,353,095)               --        (3,353,095)
Distributions                               --                --       (1,339,729)               --        (1,339,729)
Change in unrealized gain on                --                --                             (6,473)           (6,473)
investment securities             ------------      ------------     ------------      ------------      ------------

Balances at December 31, 1999            3,000      $         30     $ 37,551,494      $         --      $ 37,551,524
                                  ============      ============     ============      ============      ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                          1997               1998              1999
                                                                     -------------      -------------      -------------
Cash flows from operating activities:
   Net income (loss) ...........................................     $     115,214      $   4,863,900      $  (3,353,095)
                                                                     -------------      -------------      -------------
   Adjustments to reconcile net income (loss)  to net cash
     provided by (used in) operating activities, net of
     acquisition:
   Extraordinary gain on repurchase of Senior Notes ............                --           (165,520)                --
   Depreciation and amortization ...............................        11,469,954         13,235,861         24,283,571
   Amortization of deferred debt issuance costs ................            12,820            537,522            801,464
   Bad debt expense ............................................           882,546            405,539            950,908
   Excess of insurance proceeds over net book value of assets ..        (3,905,373)                --                 --
     destroyed
   Gain on disposal of property and equipment ..................           (32,000)                --
                                                                                                                (473,183)

   Loss on sales of investment securities ......................            86,916                 --                 --
   Changes in operating assets and liabilities:
     Accounts receivable .......................................         2,920,862         (6,148,037)       (25,576,768)
     Prepaid expenses and other assets .........................           126,580           (216,090)        (1,647,159)
     Parts inventory ...........................................                --                 --          4,240,522
     Accounts payable ..........................................        (1,186,398)        (1,031,843)         4,570,911
     Interest payable ..........................................           134,481            851,992            180,544
     Accrued expenses ..........................................         2,961,347            591,125         (6,023,233)
     Other liabilities .........................................           230,000           (460,000)           262,089
                                                                     -------------      -------------      -------------
       Total adjustments .......................................        13,701,735          7,600,549          1,569,666
                                                                     -------------      -------------      -------------
     Net cash provided by (used in) operating activities .......        13,816,949         12,464,449         (1,783,429)
                                                                     -------------      -------------      -------------
Cash flows from investing activities:

   Acquisition .................................................                --                 --       (112,484,901)
   Purchases of property and equipment .........................       (32,500,061)       (39,114,339)       (57,852,012)
   Proceeds from sales of property and equipment ...............            32,000                 --
                                                                                                              21,175,000

   (Increase) decrease in restricted cash, net .................          (527,339)           405,508            (13,377)
   Proceeds from sales of investment securities ................           119,165                 --                 --
   Increase in loans receivable ................................                --         (2,000,000)        (1,000,000)
   Proceeds from insurance settlement ..........................         6,500,000                 --                 --
   Principal payments on notes receivable ......................                --            430,670            470,758
                                                                     -------------      -------------      -------------
     Net cash used in investing activities .....................       (26,376,235)       (40,278,161)      (149,704,532)
                                                                     -------------      -------------      -------------
Cash flows from financing activities:
   Proceeds from long-term obligations .........................        20,000,000        212,000,000          5,087,355
   Deferred debt issuance costs ................................          (466,247)        (6,734,784)            (3,880)
   Principal payments on long-term debt ........................        (1,572,464)       (50,584,675)          (288,741)
   Proceeds from (payment on) line of credit ...................          (700,000)                --         35,183,205

   Distributions to stockholders ...............................        (3,370,212)        (4,419,250)        (1,339,729)
   Advances to stockholders ....................................                --                 --
                                                                                                                (952,253)

   Payments of capital lease obligations .......................           (26,937)           (92,217)          (158,513)
                                                                     -------------      -------------      -------------
     Net cash provided by financing activities .................        13,864,140        150,169,074         37,527,444
                                                                     -------------      -------------      -------------
Increase (decrease) in cash and cash equivalents ...............         1,304,854        122,355,362       (113,960,517)
Cash and cash equivalents, beginning of year ...................           972,058          2,276,912        124,632,274
                                                                     -------------      -------------      -------------
Cash and cash equivalents, end of year .........................     $   2,276,912      $ 124,632,274      $  10,671,757
                                                                     =============      =============      =============

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest ......................     $     956,357      $  11,440,793      $  21,672,847
                                                                     =============      =============      =============
Supplemental disclosures of non-cash investing activities: (also see Note 3)
   Change in unrealized holding gain on available for sale
   investment securities .......................................     $     (38,015)     $       7,025      $      (6,473)
                                                                     =============      =============      =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS:

Fine Air Services Corp. and subsidiaries, (the "Company") is primarily engaged in interstate, overseas and foreign charter and scheduled air transportation of cargo and mail pursuant to authority granted by the United States Department of Transportation and operates in the United States, South and Central America, and the Caribbean. The Company has worldwide charter authority granted by the United States Department of Transportation and is also engaged in aircraft leasing, repair and maintenance and, since 1999, aircraft parts sales. Latin America sales accounted for over 80% of total revenues for the three years ended December 31, 1999. Foreign sales were conducted in U.S. dollars.

2.     SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Fine Air Services Corp. and its wholly owned subsidiaries, Fine Air Services, Inc. ("Fine Air"), Agro Air Associates, Inc. ("Agro Air"), Arrow Air, Inc. ("Arrow Air"), and Fine/AAA Interair, Inc. ("Fine/AAA"). All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 50% joint venture interest in Aeromar Airlines under the equity method of accounting. The Company's share in the operations of this joint venture are currently not material.

Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the classification used in 1999.

LIQUIDITY

The Company is experiencing certain cash flow difficulties which management attributes to the Company's growth, recent acquisition and integration of Arrow Air, leverage position, seasonality and capital expenditures that have been made to comply with FAA noise reduction requirements. The Company believes it can meet its cash needs through cash flow generated by operations and the sale of certain valuable non-core assets and by obtaining purchase or lease financing for the hushkits it is acquiring. Should these methods not be sufficient, management is prepared to take certain actions, including expense and cost reductions, requesting interest payment deferrals from its lenders and seeking additional sources of equity or financing. No assurances can be given that management will be successful in its efforts.

REVENUE RECOGNITION

Aircraft, crew, maintenance and insurance ("ACMI") and charter services revenue is generally recognized on a flight by flight basis, although revenue derived from certain long term ACMI contracts is recognized on a pro rata basis according to block hour usage specified in such contracts. Revenue from scheduled cargo services is recognized when the related cargo reaches its final destination. Revenue from aircraft parts, repairs, and other is recognized as services are performed or upon shipment of the product to the customer.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates principally with respect to the allowance for doubtful accounts on accounts and loan receivables, the economic useful lives of property and equipment and salvage value on owned aircraft. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash (both interest bearing and non-interest bearing) and certificates of deposit and other highly liquid instruments having maturities of three months or less from the date of purchase.

RESTRICTED CASH

Restricted cash consists of certificates of deposit required to collateralize various letters of credit.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


INVESTMENT SECURITIES

Securities that the Company does not have the intent or ability to hold to maturity are classified as either "available-for-sale" or as "trading" and are carried at fair value. Unrealized gains and losses on available for sale securities are classified as accumulated other comprehensive income (loss) within equity. Unrealized gains and losses on trading securities are recognized in current earnings. As of December 31, 1998, all securities have been classified as available for sale and are included in other current assets. Such securities were sold during 1999.

PARTS INVENTORY

Parts inventory consist of aircraft and engine spare parts held for sale and are stated at the lower of average cost or market value.

EXPENDABLE PARTS

Expendable parts are stated at the lower of average cost or market value and included in other current assets.

PROPERTY AND EQUIPMENT

Property and equipment, including rotable aircraft parts are stated at cost. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, or lease term as follows:

Aircraft, engines and hushkits               10 to 15 years (10% residual value)
Aircraft and engine overhauls                   3 to 10 years
Rotable parts                                   5 to 10 years
Machinery and equipment                         5 to  7 years
Furniture and fixtures                          5 to  7 years
Automobile and trucks                           5 to  7 years
Leasehold improvements                          lease term

The cost of major scheduled maintenance, overhauls and modifications to airframes, engines and certain components are capitalized. Routine maintenance and repairs are charged to expense as incurred.

OPERATING CERTIFICATE

A portion of the purchase price related to the Arrow Air acquisition (see Note
3) was allocated to Arrow Air's operating certificate. The operating certificate is being amortized, on a straight-line basis, over 20 years.

LONG-LIVED ASSETS

Long-lived assets to be held and used are reviewed for impairment whenever changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company does not believe impairment charges are warranted as of December 31, 1998 and 1999.

INCOME TAXES

The Company has elected to be taxed as an S corporation and therefore is not subject to Federal and State income taxes. Instead, the taxable income or loss is included in the individual income tax returns of the stockholders. The Company makes distributions to its stockholders in the amount of any tax liability they incur as a result of such taxable income.

During 1999, the Company made a distribution of approximately $2.9 million to its stockholders related to an Internal Revenue Service ("IRS") examination of the Company's 1993 and 1994 tax returns. The Company's tax returns for 1995 through 1997 are scheduled for examination by the IRS and management cannot predict the outcome of such examination.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


DEFERRED DEBT ISSUANCE COSTS

Costs relating to the issuance of the debt are deferred and amortized on a straight-line basis (approximating the interest method) over the term of the related debt instruments as interest expense. Amortization of deferred debt issuance costs was $12,820, $537,522 and $801,464 for the years ended December 31, 1997, 1998 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash equivalents, accounts receivable, loans receivable and long-term receivables, accounts payable, line of credit, capital lease obligation and the Senior Notes The fair values of the loans receivable have been estimated based on interest rates available for similar instruments and approximate their carrying values. The fair value of the Senior Notes has been estimated based on information received from financial advisors which at December 31, 1998 and 1999 when applied to face value of the bond would result in an approximate fair value of $171,000,000 and $135,000,000, respectively. The fair value of all other financial instruments were not materially different from their carrying value.

COMPREHENSIVE INCOME

The Company's comprehensive income only includes unrealized gains on investment securities. The Company has no other elements of comprehensive income.

SEGMENT REPORTING

The Company operates two brands, Fine Air and Arrow Air. The brands have been aggregated as a single operating segment based on the similarity of their economic characteristics as well as the product and services provided. The Company does not dedicate aircraft, flight and maintenance personnel and administrative support exclusively to

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


scheduled cargo services or ACMI and charter service. The Company maximizes the utilization of its resources to the most favorable revenue mix depending on the time of year (for example high ACMI during the peak Christmas season) and market forces.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statement and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

3.   ACQUISITION

On March 10, 1999, the Company purchased all of Arrow Air's operating assets and certain additional assets of its affiliates, and on April 9, 1999, the Company purchased 100% of the common stock of Arrow Air. During July 1999, the Company purchased certain engine modules directly from the former owners of Arrow Air. During October 1999, the Company sold certain aircraft to the former owners of Arrow Air. These combined transactions were accounted by the Company as a purchase of a business. The net aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their fair value as follows:

Purchase price allocation:
   Parts inventory.....................................        $39,361,000
   Prepaid expenses and other assets ..................          1,736,000
   Property and equipment..............................         47,585,000
   Aircraft and engines held for sale..................         43,660,000
   Operating certificate ..............................          5,000,000
   Liabilities assumed.................................        (24,857,000)
                                                               ------------
   Net cash purchase price.............................       $112,485,000
                                                              ============

The final purchase price determination and allocation will be contingent upon final assessment or appraisal of the fair value of the net assets acquired.

The following unaudited pro forma information presents the results of operations of the Company as if the transaction had been consummated as of the beginning of the periods presented. This pro forma information does

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                 1998                  1999
                                                 ----                  ----

    Total operating revenues                   $204,168,000      $215,089,000
    Operating income                             23,048,000        15,164,000
    Net income (loss)                             9,944,000       (10,497,000)


On December 30, 1999, the Company received from the former owners of Arrow Air a secured promissory note in the amount of $1,000,000 in exchange for the Company assuming additional specified liabilities not previously contemplated in connection with the original transaction. This loan is secured by a mortgage and security agreement, bears interest at 18%, is due on demand. See Note 7.

4.        SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During 1997 one customer accounted for 13.5% of total operating revenues. No customers accounted for more than 10% of total operating revenues in 1998 and 1999. Two customers accounted for 57% and 41% of net account receivables as of December 31, 1998 and 1999, respectively. Credit is extended based on an evaluation of a customer's financial condition. The Company's allowance for doubtful accounts is based on current market conditions and continuous evaluation of the customer's credit worthiness and has consistently been within management's expectations. Actual results could differ.

5.     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts was as follows:

                                            YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                       1997            1998             1999
                                   -----------      -----------     -----------
Balance, beginning of year ....... $ 1,308,976      $ 1,246,863     $ 1,607,783
Provision ........................     882,546          405,539         950,908
Receivables charged off ..........    (944,659)         (44,619)       (120,669)
Recoveries .......................          --               --          21,116
                                   -----------      -----------     -----------
Balance, end of year ............. $ 1,246,863      $ 1,607,783     $ 2,459,138
                                   ===========      ===========     ===========

6.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at:

                                                   DECEMBER 31,

                                                        1998            1999
                                                  -------------   -------------
Aircraft, engines and betterments ..............  $  91,339,013   $ 147,402,163
Automobile and trucks ..........................        416,719         561,361

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Leasehold improvements, furniture and fixtures .      1,540,820       2,700,270
Machinery and equipment ........................      2,499,978       3,459,495
Hushkits .......................................             --      38,500,000
Rotable parts ..................................      4,074,163      11,966,105
                                                  -------------   -------------
                                                     99,870,693     204,589,394
Accumulated depreciation and amortization ......    (44,892,542)    (52,811,826)
                                                  -------------   -------------
       Sub-total ...............................     54,978,151     151,777,568
Aircraft and engine overhauls in process .......        342,424       4,751,892
Hushkits in production .........................     27,139,002       7,631,776
                                                  -------------   -------------

Property and equipment, net ....................  $  82,459,577   $ 164,161,237
                                                  =============   =============

For the years ended December 31, 1997, 1998, and 1999, depreciation and amortization expense totaled approximately $11,470,000, $13,236,000 and $24,284,000, respectively.

7.  LOANS AND LONG-TERM RECEIVABLES:

Loans and long-term receivables consist of the following as of December 31, 1998 and 1999:

                                                                                    1998            1999
                                                                                    ----            ----
Customer revolving credit agreement, interest at prime plus
  1% (9.5% at December 31, 1999),
   due on demand and collateralized by the customer's accounts
   receivable                                                                     $ 2,000,000     $ 2,000,000

Note receivable from Arrow Air's former owners, 18 %, due on
demand                                                                                              1,000,000

Note receivable from ACMI Customer, 9%, payable in 11 quarterly principal and interest installments of $194,101 with a balloon payment of approximately
   $2,778,000 (plus any unpaid principal and interest) at November 1, 2000          3,569,000       3,098,573

Long-term receivables from ACMI customer                                            6,252,841      10,668,469
                                                                                  -----------     -----------
         Total                                                                     11,821,841      16,767,042

Less Current Portion                                                              ( 2,470,757 )   ( 3,503,253 )
                                                                                  -----------     -----------
Loans and Long-Term Receivables, net                                              $ 9,351,084     $13,263,789
                                                                                  ===========     ===========

To secure the note and long-term receivable from the ACMI customer, the customer has granted the Company an unconditional and continuing security interest in all of its tangible and intangible assets and its common stock. The Company has historically offered extended payment terms to this customer and it is management's intent to continue to provide this customer with continued service so that the customer is able to operate at current or increased levels in the future.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


In March 2000, the Company entered into a letter of intent to acquire a controlling interest in this ACMI customer in exchange for the discharge by the Company of receivables owed by such customer. Management believes that the routes operated by this customer have a value in excess of the receivables being discharged.

8.   SENIOR NOTES AND LINE OF CREDIT

SENIOR NOTES - On June 5, 1998, the Company consummated the sale of $200 million 9-7/8% Senior Notes due June 1, 2008. On August 14, 1998, the Company repurchased $10,000,000 of the Senior Notes at 95% of the face value plus accrued interest of approximately $203,000. This transaction resulted in an extraordinary gain of $165,000. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year, commencing December 1, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by the Company's subsidiaries (the "Subsidiary Guarantors") on a joint and several bases.

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

Covenants with respect to the Senior Notes contain certain limitations on the Company's ability to, among other things: incur additional indebtedness unless certain ratio's are met, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise of all or substantially all of their assets. The Company believes it is in compliance with all such covenants as of December 31, 1999.

LINE OF CREDIT - As of December 31, 1999 the Company has a $45,000,000 line of credit with a commercial institution. The borrowings under this line are secured primarily by specific aircraft, receivables and inventories. Interest is payable monthly calculated at a certain bank's prime rate plus 0.75%. As of December 31, 1999, the prevailing interest rate under the revolving credit facility was 9.25%, and the line matures in November 2000. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum.

9.   LEASE COMMITMENTS:

OPERATING LEASES

The Company leases office, hangar and warehouse space under long-term and month to month leases.

Future minimum non-cancelable operating lease payments at December 31, 1999 are as follows:

2000 ................................................... $4,444,000
2001 ...................................................  1,382,000
2002 ...................................................    752,000
2003 ...................................................    585,000
                                                           --------
         Total: ........................................ $7,163,000
                                                         ----------

Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $2,865,000, $3,570,000 and $6,418,000, respectively.

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


CAPITAL LEASES

Future minimum payments for equipment under capital leases at December 31, 1999 are as follows:

2000...................................................             $519,583
2001...................................................              437,293
2002...................................................               40,228
                                                                    --------
         Total minimum obligation                                    997,104
         Interest                                                    (47,582)
                                                                    --------
         Net minimum lease payment                                   949,522
         Current portion                                            (485,275)
                                                                    ---------
         Long-term obligation, net                                  $464,247
                                                                    ========


10.   RELATED PARTY TRANSACTIONS:

The Company is required to meet certain noise standards and, therefore, the Company has installed hushkits on certain of its aircraft. In 1996, the Company entered into an agreement with Quiet Technology Venture, Ltd. ("QTV"), an entity in which the Company's stockholders have a controlling interest, to design and manufacture the necessary hushkits applicable to certain of the Company's models of DC-8 aircraft which have no hushkit available from other sources. Included in property and equipment at December 31, 1999 are approximately $36,000,000 and $7,632,000 of completed and in-process hushkits manufactured by QTV. The Company intends to continue to acquire hushkits from QTV until all applicable aircraft comply with the FAA's noise control regulation.

 For the years ended December 31, 1997, 1998, and 1999, the Company recorded revenues (repairs, training and other) of approximately $1,121,000, $2,096,000 and $760,000, respectively, relating to work performed for QTV. At December 31, 1998, $3,850,000 relating to those revenues were included in accounts receivable, non-current. At December 31, 1999, no amounts were due from QTV.

During 1997, 1998 and 1999 ACMI revenues recognized from transactions with Aeromar Airlines amounted to 4,033,000, $4,580,000, and $4,943,000, respectively. Accounts receivable from Aeromar Airlines amounted to $514,000 and $2,179,000 at December 31, 1998 and 1999, respectively.

At December 31, 1998 and 1999, the Company had advances of $233,000 and $258,000, respectively, to several related parties affiliated with the Company's stockholders.

11.   FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

At December 31, 1998 and 1999, the Company had outstanding $1,024,000 and $1,321,000, respectively, of irrevocable standby letters of credit to guarantee landing fees in certain countries and to guarantee rent at the Miami International Airport corporate offices and hangar facilities. These letters of credit have been collateralized by restricted cash on deposit at the bank issuing such letters of credit and by a line of credit with a financial institution.

12.   COMMITMENTS AND CONTINGENCIES:

The Company is subject to regulations under U.S. laws and the laws of the various countries to which it flies its aircraft. Domestically, the Company is subject to and must comply with certain rules and regulation of the Federal Aviation Administration ("FAA") and Department of Transportation ("DOT"), and must comply with numerous

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


environmental and employee related laws and ordinances as well as rules and regulations of other governmental agencies. The Company believes that it is in material compliance with all applicable laws and regulations of such governmental entities.

The Company has entered into various employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses and severance benefits. Aggregate annual compensation under these agreements is approximately $425,000 annually.

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

13.       AIRCRAFT ACCIDENT:

On August 7, 1997, one of the Company's aircraft crashed. The aircraft, enroute to the Dominican Republic, was on an ACMI flight. Five persons died as a result of the accident. Following the crash, the FAA placed the Company's operations under heightened scrutiny and the Company voluntarily ceased operations on September 4, 1997 and on September 12, 1997 entered into a consent agreement with the FAA. The Company did not to resume operations until the FAA approved the implementation of new cargo handling procedures. The Company resumed operations on a limited basis on October 28, 1997, was fully operational by the first quarter of 1998 and believes it is currently in full compliance with the terms of this consent agreement. The Company made a payment of $1.0 million to the FAA for the costs of its investigation and received an insurance settlement for the loss of the aircraft of $6,500,000 resulting in a gain of $3,905,373 during 1997.

14.       EMPLOYEE BENEFITS PLAN

In March 1998, the Company adopted a 401(k) plan (the "Plan") which covers substantially all employees. Under provisions of the Plan, eligible employees may contribute to the plan, subject to certain restrictions. Company contributions are at the discretion of its Board of Directors. The Company did not make any contributions to the Plan during 1998 or 1999. Arrow Air had a similar plan for its employees which was terminated during early 2000.

15.      SUBSEQUENT EVENT:

In March 2000, the Company entered into a plea agreement with the U.S. Attorney. The plea agreement calls for the Company to pay a $3,500,000 fine. The Company is also jointly and severally liable for an additional fine of $1,500,000 levied by the U.S. Attorney under a separate plea agreement with Aeromar Airlines, a Florida General Partnership, in which the Company and Aeromar Airlines, Inc. are partners. The Company has entered into an agreement with Aeromar Airlines, Inc. and Aeromar C por A, the owner of Aeromar Airlines, Inc., whereby these two entities have agreed to be responsible for 50% of this $5,000,000 fine. Although the Company believes that Aeromar Airlines, Aeromar Airlines, Inc., and Aeromar C por A each possess sufficient financial resources to pay their portion of these fines, the Company has recorded a charge of $5,000,000 representing the maximum potential exposure to the Company arising from these fines. The $5,000,000 fine is payable in equal installments over 5 years and has been discounted using an interest factor of 10%. Accordingly, the net present value of $4,169,865 has been included as a charge in the Consolidated Statements of Operations for the year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In January 2000, we engaged Deloitte & Touche LLP as our new independent certified public accountants to audit the Company's financial statements for the fiscal year ended December 31, 1999. At that time, we chose not to renew the engagement of PricewaterhouseCoopers LLP, who previously served as our independent certified public accountants. The decision to change accountants was approved by our members of the Board of Directors.

         In connection with the audit of our financial statements for the years ended December 30,1998 and 1997, we had no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to their satisfaction would have caused PricewaterhouseCoopers LLP to make reference thereto in connection with its report. PricewaterhouseCoopers LLP's report on our financial statements for the year ended December 31, 1998 and 1997 contain no adverse opinion or disclaimer of opinion and is not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.      DIRECTORS AND OFFICERS OF REGISTRANT.

         The following table sets forth certain information regarding our directors and executive officers:

NAME                                    AGE        POSITION
----                                    ---        --------
J. Frank Fine.........................   75    Chairman of the Board
Barry H. Fine.........................   47    President, Chief Executive Officer and Director
John D. Zappia........................   48    President of Fine/AAA Interair, Inc. and Director
Orlando M. Machado....................   40    Senior Vice President and Chief Financial Officer
Guillermo J. Cabeza...................   32    Chief Operating Officer and President and Chief
                                               Executive Officer of Arrow Air, Inc.

         J. FRANK FINE founded Fine Air's predecessor in 1976 and has served as our Chairman of the Board since inception. Mr. Fine also served as President and Chief Executive Officer from our inception until June 1997. Mr. Fine also served as Vice President, North America and General Sales Agent of Alas de Transporte International, S.A., a Dominican all-cargo airline ("Alas"), from 1988 to 1992; Vice President, North America and General Sales Agent of Interamericana de Aviacion, C.A., a Venezuelan all-cargo airline ("Interamericana"), from 1988 to 1992; Vice President, North America and General Sales Agent of Aerochago, S.A., a Dominican all-cargo airline ("Aerochago"), from 1985 to 1988; and President, North America and General Manager of Aeromar C. por A., a Dominican all-cargo carrier ("Aeromar"), from 1978 to 1985. Mr. Fine is the father of Barry H. Fine.

         BARRY H. FINE has served as President and Chief Executive Officer since June 1997 and has served as a member of our board of directors since inception. Mr. Fine served as our Vice President and General Manager from inception until June 1997. Mr. Fine served as Vice President, North America, U.S. General Counsel and U.S. General Sales Agent of Alas from 1988 to 1992; Vice President, North America and U.S. General Sales Agent of Interamericana from 1988 to 1992; Vice President, North America and General Counsel of Aerochago from 1985 to 1988; and Vice President, North America and General Counsel of Aeromar from 1982 to 1985.

         JOHN D. ZAPPIA has served as the President of Fine/AAA Interair, Inc. and has served as member of our board of directors since December 1999. Mr. Zappia served as Senior Vice President and Chief Operating Officer of Fine Air from June 1997 until December 1999. Mr. Zappia served as Senior Vice President, Maintenance and Operations of Fine Air from November 1992 until June 1997. Since 1991, Mr. Zappia has been a member of the Miami Maintenance Management Council, an association of maintenance companies and was its President from 1991 to 1995. From March 1984 to November 1992, Mr. Zappia served as Vice President of Maintenance of Agro Air. Prior to joining us, Mr. Zappia's experience in the airline industry includes: Electrical and Avionics Lead Mechanic of Air Florida (1980-1984); Technical Consultant to Aviation Components and Accessories, Inc., an FAR 145 repair station (1981-1984); Lead Avionics and Electrical Mechanic of Airlift International, Inc. (1979-1980); Supervisor, FAA Accessory Overhaul Shop of Marco Island Airways (1977-1979); and Accessory Mechanic of Dixie Air Parts Inc. (1972-1979).

         ORLANDO M. MACHADO has served as our Senior Vice President and Chief Financial Officer since July 1997. From December 1987 to June 1997, Mr. Machado held various positions at Greenwich Air Services, Inc., a diversified independent gas turbine engine repair and overhaul company ("Greenwich"), and most recently served as Vice President of Finance. Prior to joining Greenwich, Mr. Machado, who is a certified public accountant, was employed by Coopers & Lybrand, L.L.P., as an audit manager.

         GUILLERMO J. CABEZA has served as our Chief Operating Officer since December 1999 and as the President and Chief Executive Officer of Arrow Air since June 1998. Mr. Cabeza served as the Vice President of Operations of Arrow Air from November 1997 until June 1998. From February 1992 to November 1997, Mr. Cabeza held various positions with Arrow Air including Director of Flight Safety and Training, Director of Flight Standards and Publications and Assistant Director of Operations. Mr. Cabeza holds aircraft dispatcher and commercial instrument licenses and is a certified ground instructor and flight instructor.

         Officers of Fine Air serve at the pleasure of the Board of Directors. Except as noted above, there are no family relationships among any of our executive officers and directors.

ITEM 11.      EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth all compensation awarded to, earned by or for services rendered to Fine Air in all capacities during the year ended December 31, 1999 by the Chief Executive Officer and the other executive officers of the Company whose salary and bonus during 1999 exceeded $100,000 (the "Named Officers").

                                                           YEAR                                 ALL OTHER         OTHER ANNUAL
                                                           ----        SALARY      BONUS      COMPENSATION(2)     COMPENSATION
                                                                       ------      -----      ---------------     ------------
NAME AND PRINCIPAL POSITION

J. Frank Fine,
   Chairman of the Board.........................           1999      $250,000        $--         $ 4,598               $--
                                                            1998       250,000                      5,276
                                                            1997       164,742         --          11,079                --
Barry H. Fine,
   President and Chief Executive Officer.........           1999      $250,000         --         $29,221                --
                                                            1998       250,000                     24,622
                                                            1997       199,842         --          23,095                --

Guillermo Cabeza,
     Chief Operating Officer.....................           1999      $142,250(4)

John D. Zappia,
   President, Fine/AAA Interair, Inc.............           1999      $185,000         --              --                --
                                                            1998       165,000
                                                            1997       134,762         --              --                --
Orlando M. Machado,
    Chief Financial Officer......................           1999      $165,000         --                                --
                                                            1998       150,000                   $150,000(3)
                                                            1997        70,673         --              --                --

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

(4)  Represents amount paid for the period April 10,1999 to December 31, 1999.

EMPLOYMENT AGREEMENT

         Effective July 7, 1997, Fine Air entered into a three-year employment agreement with Orlando M. Machado, pursuant to which he will serve as Chief Financial Officer. Mr. Machado will receive an annual base salary of $150,000 (effective January 1, 1999, Mr. Machado's annual base salary was increased to $165,000 and effective February 2000's was increased to $200,000) and such bonuses as may be awarded from time to time in the discretion of the Board or any compensation committee thereof. If the agreement is terminated prior to the expiration of the term other than by reason of death, Disability (as defined) or Cause (as defined), or by him for Good Reason (generally defined as the diminution of his duties or other breach by the Fine Air of the agreement), Mr. Machado (or his estate or beneficiaries) will receive, in addition to accrued salary and other benefits to which he may be entitled, his base salary for a period of two years following such termination. The agreement prohibits Mr. Machado from competing with Fine Air during the term of the agreement and for a period of one year after termination of his employment, other than a termination by him for Good Reason or a termination by the Fine Air without Cause.

         Effective February 23, 2000, Fine Air entered into a three-year employment agreement with Guillermo J. Cabeza, pursuant to which he will serve as Chief Operating Officer of Fine Air and President and Chief Executive Officer of Arrow Air, Inc. Mr. Cabeza will receive an annual base salary of $225,000 and such bonuses as may be awarded from time to time in the discretion of the Board or any compensation committee thereof. If the agreement is terminated prior to the expiration of the term other than by reason of death, Disability (as defined) or Cause (as defined), or by him for Good Reason (generally defined as the diminution of his duties or other breach by Fine Air of the agreement), Mr. Cabeza (or his estate or beneficiaries) will receive, in addition to accrued salary and other benefits to which he may be entitled, his base salary for a period of one year following such termination. Separately following a change of control and upon certain conditions, Mr. Cabeza will receive his base salary for a period of one and one half-year following such termination. The agreement prohibits Mr. Cabeza from competing with Fine Air during the term of the agreement and for a period of one year after termination of his employment, other than a termination by him for Good Reason or a termination by the Fine Air without Cause.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of December 31, 1999 concerning the beneficial ownership of our outstanding Common Stock.

                                                             SHARES BENEFICIALLY
                                                                    OWNED
                                                                    -----

  NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    NUMBER     PERCENT
  ---------------------------------------                    ------     -------
  J. Frank Fine.......................................       1,500        50.0%
  Barry H. Fine.......................................       1,500        50.0%

--------------

(1) The address of each person or entity listed is c/o Fine Air Services, Inc., 2261 N.W. 67th Avenue, Bldg. 700, Miami, Florida 33152.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         J. Frank Fine, Fine Air's Chairman, and Barry H. Fine, Fine Air's President and Chief Executive Officer (collectively, the "Principal Shareholders"), each own 50% of the capital stock of Fine Air. The Principal Shareholders also each owned 50% of the capital stock of Fine Air Services and Agro Air. On June 3, 1998, each of the Principal Shareholders contributed to Fine Air his interest in Fine Air Services and Agro Air, each of which became a wholly owned subsidiary of Fine Air. The Principal Shareholders received no additional consideration for contributing their interests in Fine Air Services and Agro Air to Fine Air.

         Fine Air is subject to taxation under Subchapter S of the Code and comparable provisions of state income tax laws. As a result, the net income of Fine Air, for federal and certain state income tax purposes, was reported by and taxable directly to Fine Air's shareholders during that time rather than to Fine Air. Fine Air has paid cash dividends to their shareholders in amounts at least sufficient to provide them funds for tax obligations payable by them on account of Fine Air's income. During 1997, 1998 and 1999, Fine Air made aggregate cash distributions to its shareholders of $3,370,212, $4,419,250 and $1,683,230, respectively. Frank and Barry Fine received 58% and 42%, respectively, of the aggregate cash distributions made by Fine Air during 1997, 1998 and 1999. During May 1998, Fine Air made a distribution to its shareholders of approximately $3.5 million in excess of amounts required by the shareholders to pay income taxes.

         At December 31, 1998 and 1999, Fine Air had advanced $233,000 and $258,000, respectively, to several related parties affiliated with Fine Air's stockholders. In addition, at December 31, 1999, Fine Air had outstanding advances of $952,000 to its stockholders.

         The Principal Shareholders own 30% of the capital stock of Quiet Nacelle Corporation ("QNC") and 100% of the capital stock of Quiet Technology, Inc. ("QTI") and Quiet Technology DC-8, Inc. ("QTD"). Quiet Technology Venture, Limited ("QTV, Ltd."), a partnership engaged in the manufacture of hushkits for DC-8-50 series and DC-8-61 aircraft (the aircraft used by Fine Air), in which
(i) QTD is the general partner and has a 1% interest, (ii) QTI is a limited partner and has a priority return on capital and 94.83% interest and (iii) QNC is a limited partner and has a 4.16% interest. During 1997, 1998 and 1999, Fine Air performed approximately $1,121,000, $2,096,000 and $760,000 of services for QTV, Ltd. Fine Air's services consisted of supplying parts and labor to manufacture hushkit components in support of QTV, Ltd.'s efforts. At December 31, 1998 and 1999, the balances of Fine Air's accounts receivable due from QTV, Ltd. were $3,850,000 and $0, respectively.

         Fine Air has purchased from QTV, Ltd. 14 hushkits for its DC8 aircraft and intends to purchase two spare hushkits. The purchase price for these hushkits was $3.0 million each. As of December 31, 1997, 1998 and 1999, Fine Air had cumulative advances to QTV, Ltd. of $8,800,000, $27,139,000 and $43,632,000,
respectively.

         We believe that the terms of Fine Air's transactions with Frank Fine Company and QTV, Ltd. were at least as favorable to Fine Air as those that could have been obtained from unaffiliated third parties.

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

10.4 Loan Agreement, dated as of February 5, 1999, by and among Fine Air Services Corp., International Air Leases of PR, Inc. and Anthony Tirri (99.3) (2)

10.5* Employment Agreement, dated as of July 7, 1997, between the Registrant and Orlando M. Machado. (3)

10.6* Employment Agreement, dated as of February 23,2000, between the Registrant and Guillermo J. Cabeza. (3)

21.1                Subsidiaries of the Registrant (3)

27.1                Financial Data Schedule (3)

-----------------
(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-4 (Registration No. 333-59359).
(2) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of February 5,
     1999).
(3)  Filed herewith.
(4)  * Management Contract or Compensatory Plan.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINE AIR SERVICES CORP.

                                        By: /S/ BARRY H. FINE
                                           ---------------------------------
                                           Barry H. Fine
April 14, 1999                             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE                                     TITLE                                          DATE

/S/ J. FRANK FINE                             Chairman of the Board                          April 14, 2000
-----------------------------------------
J. Frank Fine

/S/ BARRY H. FINE                             President, Chief Executive Officer and         April 14, 2000
-----------------------------------------
Barry H. Fine.                                Director


/S/ ORLANDO M. MACHADO                        Senior Vice President and Chief Financial      April 14, 2000
-----------------------------------------
Orlando M. Machado                            Officer (principal financial and accounting
                                              officer)

/S/ JOHN D. ZAPPIA                            Director                                       April 14, 2000
-----------------------------------------
John D. Zappia

                                  EXHIBIT INDEX

        EXHIBIT                           DESCRIPTION
        -------                           -----------

          10.5 Employment Agreement, dated as of July 7, 1997, between the Registrant and Orlando M. Machado.

          10.6 Employment Agreement, dated as of February 23,2000, between the Registrant and Guillermo J. Cabeza.

          21.1      Subsidiaries of the Company

          27.1      Financial Data Schedule - For SEC use only