Form 10-Q
period 2000-03-31
FINE AIR SERVICES CORP
filed 2000-05-22
CIK 1066048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission File No. 333-59359

                             FINE AIR SERVICES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                             65-0838357
                        --------                                             ----------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                              2261 N.W. 67th Avenue
                                  Building 700
                 Miami, Florida                          33122
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

Yes [X]   No [ ]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2000, was 3,000.

                             FINE AIR SERVICES CORP.
                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE
PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited)                3

          Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 2000          4
          (unaudited)

          Consolidated Statements of Cash Flows for the Three Months Ended  March 31, 1999 and 2000         5
          (unaudited)

          Notes to Consolidated Financial Statements (unaudited)                                            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               13
Item 2.    Exhibits and Reports on Form 8-K.                                                               13

SIGNATURES                                                                                                 14

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                          ------------     ------------
                                                                           (unaudited)
ASSETS
Current assets:

   Cash and cash equivalents ........................................     $  3,755,250     $ 10,671,757
   Accounts receivable, net of allowance for losses of $2,865,000 and
     $2,459,000, respectively .......................................       27,300,371       36,300,298
   Current portion of loan and long term receivable .................        6,098,573        3,503,253
   Prepaid expenses and other current assets ........................        2,739,222        2,770,915
   Parts inventory ..................................................       35,408,726       35,120,793
                                                                          ------------     ------------
     Total current assets ...........................................       75,302,142       88,367,016

Property and equipment, net .........................................      163,708,556      164,161,237
Other assets:
   Restricted cash ..................................................          336,881          316,881
   Loans and long-term receivables, less current portion ............       11,191,961       13,263,789
   Advances to shareholders .........................................        1,174,967          952,253
   Aircraft and engines held for sale ...............................       22,360,000       22,660,000
   Deposits and other assets ........................................        8,898,373        3,039,402
   Operating certificate, net .......................................        4,666,667        4,750,000
   Deferred debt issuance costs, net ................................        5,386,720        5,518,625
                                                                          ------------     ------------
     Total assets ...................................................     $293,026,267     $303,029,203
                                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................     $  7,476,981     $  8,757,256
   Accrued expenses .................................................       20,859,857       24,584,039
   Interest payable .................................................        6,553,592        1,833,792
   Line of credit ...................................................       33,514,282       35,183,205
   Current portion of long term obligations .........................        1,455,571        1,485,275
                                                                          ------------     ------------
     Total current liabilities ......................................       69,860,283       71,843,567

Long term obligations:
Capital lease obligation, less current portion ......................          363,502          464,247
Legal settlement ....................................................        3,169,865        3,169,865
Senior Notes ........................................................      190,000,000      190,000,000
                                                                          ------------     ------------
     Total liabilities ..............................................      263,393,650      265,477,679
                                                                          ------------     ------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value; 3,000 shares authorized, issued and
     outstanding ....................................................               30               30
   Retained earnings ................................................       29,632,587       37,551,494
                                                                          ------------     ------------
     Total stockholders' equity .....................................       29,632,617       37,551,524
                                                                          ------------     ------------
     Total liabilities and stockholders' equity .....................     $293,026,267     $303,029,203
                                                                          ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                         ------------------------------
                                             2000              1999
                                         ------------      ------------

Revenues:
   Scheduled cargo services ........     $ 33,225,812      $ 20,760,520
   ACMI and charter services .......       13,693,324         4,412,604
   Aircraft parts, repairs and other        2,952,853         2,665,943
                                         ------------      ------------
     Total operating revenues ......       49,871,989        27,839,067
                                         ------------      ------------
Operating expenses:
   Flying operations ...............       16,583,701         7,063,200
   Aircraft and traffic servicing ..        8,904,497         6,014,869
   Maintenance .....................       12,121,288         5,403,239
   General and administrative ......        4,028,694         3,293,809
   Selling .........................        2,305,541         1,615,373
   Cost of sales-aircraft parts ....          630,927           408,975
   Depreciation and amortization ...        7,621,909         4,576,974
                                         ------------      ------------
     Total operating expenses ......       52,196,557        28,376,439
                                         ------------      ------------
     Operating loss ................       (2,324,568)         (537,372)
                                         ------------      ------------
Other income (expense):
   Interest income .................           20,334         1,984,295
   Interest expense ................       (5,634,378)       (5,175,852)
   Other, net ......................           19,705          (234,121)
                                         ------------      ------------
     Total other, net ..............       (5,594,339)       (3,425,678)
                                         ------------      ------------

   Net loss ........................     $ (7,918,907)     $ (3,963,050)
                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                               2000               1999
                                                                           -------------      -------------
Cash flows from operating activities:
   Net loss ..........................................................     $  (7,918,907)     $  (3,963,050)
   Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition in 1999:
     Depreciation and amortization ...................................         7,621,909          4,576,974
     Amortization of deferred debt issuance costs ....................           131,905            200,366
     Bad debt expense ................................................           292,000             66,000
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................         8,184,435         (4,682,809)
       Prepaid expenses and other assets .............................        (5,827,278)           145,337
       Aircraft parts inventory ......................................          (287,933)           318,684
       Accounts payable ..............................................        (1,280,275)         1,994,702
       Interest payable ..............................................         4,719,800          4,937,316
       Accrued expenses ..............................................        (3,724,182)          (195,229)
       Other liabilities .............................................                --            553,982
                                                                           -------------      -------------
         Total adjustments ...........................................         9,830,381          7,915,323
                                                                           -------------      -------------
         Net cash provided by operating activities ...................         1,911,474          3,952,273
                                                                           -------------      -------------
Cash flows from investing activities:
   Acquisition .......................................................                --       (110,000,000)
   Purchases of property and equipment ...............................        (6,785,895)       (12,009,045)
   Increase in restricted cash .......................................           (20,000)            (3,431)
   Loan issued for acquisition .......................................                --         (5,000,000)
                                                                           -------------      -------------
     Net cash used in investing activities ...........................        (6,805,895)      (127,012,476)
                                                                           -------------      -------------
Cash flows from financing activities:
   Payment on line of credit .........................................        (1,668,923)                --
   Deferred debt issuance costs ......................................                --             (3,880)
   Advances to stockholders ..........................................          (222,714)                --
   Distributions to stockholders .....................................                --         (1,301,770)
   Payments of capital lease obligations .............................          (130,449)           (33,655)
                                                                           -------------      -------------
         Net cash used in financing activities .......................        (2,022,086)        (1,339,305)
                                                                           -------------      -------------
Decrease in cash and cash equivalents ................................        (6,916,507)      (124,399,508)

Cash and cash equivalents, beginning of period .......................        10,671,757        124,632,274
                                                                           -------------      -------------
Cash and cash equivalents, end of period .............................     $   3,755,250      $     232,766
                                                                           =============      =============
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ..........................     $     914,578      $     238,536
                                                                           =============      =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                    FINE AIR SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       OPERATIONS AND BASIS OF PRESENTATION

         Fine Air Services Corp. and subsidiaries (the "Company") is primarily engaged in interstate, overseas and foreign charter and scheduled air transportation of cargo and mail pursuant to authority granted by the United States Department of Transportation and operates in the United States, South and Central America, and the Caribbean. The Company has worldwide charter authority granted by the United States Department of Transportation and is also engaged in aircraft leasing, repair and maintenance and aircraft parts sales.

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

         The Company is experiencing certain cash flow difficulties which management attributes to the Company's growth, recent acquisition and integration of Arrow Air, leverage position, seasonality and capital expenditures that have been made to comply with FAA noise reduction requirements. The Company believes it can meet its cash needs through cash flow generated by operations and the sale of certain non-core assets and by obtaining purchase or lease financing for the hushkits it is acquiring. Should these methods not be sufficient, management is prepared to take certain actions, including reducing costs and expenses, requesting interest payment deferrals from its lenders and seeking additional sources of equity or financing. No assurances can be given that management will be successful in its efforts.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair representation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1999 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. These interim results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for the full fiscal year. The unaudited consolidated financial statements herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to the Company's consolidated financial statements for the year ended December 31, 1999.

         Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2000.

2.       INCOME TAXES

         The Company has elected to be taxed as an S corporation and therefore is not subject to Federal and State income taxes. Instead, the taxable income or loss is included in the individual income tax returns of the stockholders. The Company makes distributions to its stockholders in the amount of any tax liability they incur as a result of such taxable income.

3.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         No customers accounted for more than 10% of total operating revenues in 2000 and 1999. Two customers accounted for 56% and 41% of net account receivables as of March 31, 2000 and December 31, 1999, respectively. Credit is extended based on an evaluation of a customer's financial condition. The Company's allowance for doubtful accounts is based on current market conditions and continuous evaluation of the customer's credit worthiness and has consistently been within management's expectations. Actual results could differ.

4.       PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at:

                                                   March 31,       December 31,
                                                     2000             1999
                                                 -------------    -------------
Aircraft, engines and betterments ............   $ 147,531,193    $ 147,402,163
Automobile and trucks ........................         539,059          561,361
Leasehold improvements, furniture and fixtures       3,057,944        2,700,270
Machinery and equipment ......................       3,696,490        3,459,495
Hushkits .....................................      38,500,000       38,500,000
Rotable parts ................................      12,691,361       11,966,105
                                                 -------------    -------------
                                                   206,016,047      204,589,394
Accumulated depreciation and amortization ....     (60,170,075)     (52,811,826)
                                                 -------------    -------------
       Sub-total .............................     145,845,972      151,777,568
Aircraft and engine overhauls in process .....       9,000,988        4,751,892
Hushkits in production .......................       8,861,596        7,631,777
                                                 -------------    -------------
Property and equipment, net ..................   $ 163,708,556    $ 164,161,237
                                                 =============    =============

For the three months ended March 31, 2000, and 1999, depreciation and amortization expense totaled approximately $7,622,000 and $4,577,000, respectively.

5.       LOANS AND LONG-TERM RECEIVABLES:

Loans and long-term receivables consist of the following as of March 31, 2000 and December 31, 1999:

                                                                          2000              1999
                                                                      ------------      ------------
Customer revolving credit agreement, interest at prime plus
  1% (9.5% at March 31, 2000), due on demand and
   collateralized by the customer's accounts receivable               $  2,000,000      $  2,000,000

Note receivable from Arrow Air's former owners, interest at 18%,
  due on demand                                                          1,000,000         1,000,000



Note receivable from ACMI Customer, interest at 9%, payable in 11
   Quarterly principal and interest installments of $194,101
   with a balloon payment of approximately $2,778,000 (plus
   any unpaid principal and interest) at November 1, 2000                3,098,573         3,098,573

Long-term receivables from ACMI customer                                11,191,961        10,668,469
                                                                      ------------      ------------
Total                                                                   17,290,534        16,767,042
Less Current Portion                                                    (6,098,573)       (3,503,253)
                                                                      ------------      ------------
Loans and long-term Receivables, net                                  $ 11,191,961      $ 13,263,789
                                                                      ============      ============

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

6.       SENIOR NOTES AND LINE OF CREDIT

Senior Notes - The Company has outstanding $190 million of 9-7/8% Senior Notes due June 1, 2008. Interest on the Senior Notes is payable on a semi-annual basis on June 1 and December 1 of each year. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed by the Company's subsidiaries (the "Subsidiary Guarantors") on a joint and several bases.

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

Covenants with respect to the Senior Notes contain certain limitations on the Company's ability to, among other things: incur additional indebtedness unless certain ratio's are met, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise of all or substantially all of their assets. The Company believes it is in compliance with all such covenants as of March 31, 2000.

Line of Credit - As of March 31, 2000, the Company has a $45.0 million line of credit with a commercial institution. The borrowings under this line are secured primarily by specific aircraft, receivables and inventories. Interest is payable monthly calculated at a certain bank's prime rate plus 0.75%. As of March 31, 2000, the prevailing interest rate under the revolving credit facility was 9.50%, and the line matures in November 2000. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum.

7.       RELATED PARTY TRANSACTIONS

         The Company is required to meet certain noise standards and, therefore, the Company has installed hushkits on certain of its aircraft. In 1996, the Company entered into an agreement with Quiet Technology Venture, Ltd. ("QTV"), an entity in which the Company's stockholders have a controlling interest, to design and manufacture the necessary hushkits applicable to certain of the Company's models of DC-8 aircraft which have no hushkit available from other sources. Included in property and equipment at March 31,

2000 are approximately $8.9 million of completed and in-process hushkits manufactured by QTV. The Company intends to continue to acquire hushkits from QTV until all applicable aircraft comply with the FAA's noise control regulation.

         During the three months ended March 31, 2000 and 1999 ACMI revenues recognized from transactions with Aeromar Airlines amounted to $500,000, and $983,000, respectively. Accounts receivable from Aeromar Airlines amounted to $3,261,000 and $2,179,000 at March 31, 2000 and December 31, 1999, respectively.

         At March 31, 2000 and December 31, 1999, the Company had advances of $270,000 and $258,000, respectively, to several related parties affiliated with the Company's stockholders.

8.       COMMITMENTS AND CONTINGENCIES:

         The Company is subject to regulations under U.S. laws and the laws of the various countries to which it flies its aircraft. Domestically, the Company is subject to and must comply with certain rules and regulation of the Federal Aviation Administration ("FAA") and Department of Transportation ("DOT"), and must comply with numerous environmental and employee related laws and ordinances as well as rules and regulations of other governmental agencies. The Company believes that it is in material compliance with all applicable laws and regulations of such governmental entities.

         The Company has entered into various employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses and severance benefits. Aggregate annual compensation under these agreements is approximately $425,000 annually.

         In March 2000, the Company entered into a plea agreement with the U.S. Attorney. The plea agreement calls for the Company to pay a $3.5 million fine. The Company is also jointly and severally liable for an additional fine of $1.5 million levied by the U.S. Attorney under a separate plea agreement with Aeromar Airlines, a Florida General Partnership, in which the Company and Aeromar Airlines, Inc. are partners. The Company has entered into an agreement with Aeromar Airlines, Inc. and Aeromar C por A, the owner of Aeromar Airlines, Inc., whereby these two entities have agreed to be responsible for 50% of this $5.0 million fine. Although the Company believes that Aeromar Airlines, Aeromar Airlines, Inc., and Aeromar C por A each possess sufficient financial resources to pay their portion of these fines, the Company has recorded a charge of $5.0 million representing the maximum potential exposure to the Company arising from these fines. The $5.0 million fine is payable in equal installments over 5 years and has been discounted using an interest factor of 10%. Accordingly, the net present value of approximately $4.2 million has been included as a charge in the Consolidated Statements of Operations for the year ended December 31, 1999.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our financial results have been adversely impacted by a continued economic downturn in Latin America, which resulted in decreased demand and lower rates for airfreight traffic to and from this region. In addition, in the first quarter, our results were negatively impacted by unusually weak demand from our domestic ACMI customers.

         Our cargo operations are seasonal in nature, with peak activity occurring traditionally in the second half of the year (principally the fourth quarter), and with a significant decline occurring on the first quarter. We seek to schedule, to the extent possible, our major aircraft maintenance during this period to take advantage of any unutilized aircraft time.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES.

      Revenues increased 79.1% to $49.9 million in the first quarter of 2000 from $27.8 million in the first quarter of 1999, primarily due to an increase in scheduled cargo service revenues of $12.4 million and ACMI and charter services revenue of $9.3 million due to the additional revenue generated by Arrow Air, which was acquired at the end of the first quarter of 1999. Total block hours flown by our fleet increased

59.3% to 7,934 in the first quarter of 2000 from 4,979 in the first quarter of 1999 primarily due to increases in both ACMI and scheduled cargo service hours flown primarily due to the acquisition of Arrow Air in the second quarter of 1999 which added significant lift capacity and market penetration.

         Revenues from scheduled cargo services increased 60.0% to $33.2 million in the first quarter of 2000 from $20.8 million in the first quarter of 1999, due to an increase in scheduled hours flown and an increase in yield with the implementation of fuel charges in most markets. Scheduled hours increased 45.4% from 3,281 hours to 4,767 hours. Tons of freight transported increased 41.6% to 37,928 in the first quarter of 2000 from 26,783 in the first quarter of 1999, primarily as a result of the acquisition of Arrow Air.

         Revenues from ACMI and charter services increased 210.3% to $13.7 million in the first quarter of 2000 from $4.4 million in the first quarter of 1999, due primarily to an increase in domestic demand from integrated carriers, which typically return a higher ACMI rate as well as added military and full charter flying. Total block hours flown for ACMI services increased 86.6% to 3,167 in the first quarter of 2000 from 1,697 in the first quarter of 1999, primarily as a result of the acquisition of Arrow Air.

         Revenues from aircraft parts, repairs and other increased 10.8% to $3.0 million in the first quarter of 2000 from $2.7 million in the first quarter of 1999, primarily due to $1.8 million from the sale of aircraft parts. The aircraft parts business was acquired as part of the acquisition of Arrow Air.

OPERATING EXPENSES.

         Flying operations expenses increased 134.8% to $16.6 million in the first quarter of 2000 from $7.1 million in the first quarter of 1999, due primarily to increased block hours as well as higher fuel prices. As a percentage of total revenues, flying operations expenses increased to 33.3% in the first quarter of 2000 from 25.4% in the first quarter of 1999 due primarily to higher fuel prices.

         Aircraft and traffic servicing expenses increased 48.0% to $8.9 million in the first quarter of 2000 from $6.0 million in the first quarter of 1999, due primarily to costs associated with an increase in scheduled cargo tons carried. As a percentage of total revenues, aircraft and traffic servicing expenses decreased to 17.9% in the first quarter 2000 from 21.6% in the first quarter 1999 due to a change in mix of total revenues primarily attributed to the decrease in scheduled cargo services as a percentage of total revenues.

         Maintenance expenses increased 124.3% to $12.1 million in the first quarter of 2000 from $5.4 million in the first quarter of 1999, due primarily to a doubling of the fleet size as a result of the Arrow Air acquisition, plus a greater amount of unscheduled maintenance. As a percentage of total revenues, maintenance expenses increased to 24.3% in the first quarter of 2000 from 19.4% in the first quarter of 1999.

         General and administrative expenses increased 22.3% to $4.0 million in the first quarter of 2000 from $3.3 million in the first quarter of 1999 primarily as a result of the acquisition of Arrow Air. As a percentage of total revenues, general and administrative expenses decreased to 8.1% in the first quarter of 2000 from 11.8% in the first quarter of 1999.

         Selling expenses increased 42.7% to $2.3 million in the first quarter of 2000 from $1.6 million in the first quarter of 1999, primarily as a result of increased sales commissions associated with the increase in scheduled cargo revenue. As a percentage of total revenues, selling expenses decreased to 4.6% in the first quarter of 2000 from 5.8% in the first quarter of 1999.

         Cost of sales-aircraft parts totaled $630,927 in the first quarter of 2000 and consisted of the acquisition cost of the spare parts sold and any costs associated with repairs, overhaul or certification of such parts.

         Depreciation and amortization expenses increased 66.5% to $7.6 million in the first quarter of 2000 from $4.6 million in the first quarter of 1999, due primarily to increases in capitalized maintenance costs and additional depreciation for one L-1011 aircraft, installed hushkits, and the aircraft acquired in connection with the acquisition of Arrow Air. As a percentage of total revenues, depreciation and amortization expenses decreased to 15.3% in the first quarter of 2000 from 16.4% in the first quarter of 1999.

         Operating results decreased to a $2.3 million loss in the first quarter of 2000 from $0.5 million loss in the first quarter of 1999. The Company's operating margin decreased to (4.7%) in the first quarter of 2000 from (1.9%) in the first quarter of 1999 primarily as a result of increases in operating expenses.

         Interest expense and other income net increased $2.2 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of a $1.9 million decrease in interest income. A substantial portion of the Company's cash available for investment was used to fund the Arrow Air acquisition in March 1999.

         As a result of the above factors, we had a $7.9 million loss in the first quarter of 2000 compared to $4.0 million loss in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our primary source of liquidity consisted of $3.8 million in cash and cash equivalents, cash flows expected to be generated from operations, non-core assets sales and our $45 million line of credit. We had working capital of $5.4 million at March 31, 2000, compared to $16.5 million at December 31, 1999.

         Net cash provided by operating activities was $4.0 million and $1.9 million during the three months ended March 31, 1999 and 2000, respectively. This decrease in cash flow from operating activities was due primarily to deposits made for the purchase or lease of hushkits from an unrelated third party.

         Net cash used in investing activities was $127.0 million and $6.8 million for the three-month periods ended March 31, 1999 and 2000, respectively. During the first quarter of 1999, we used $110.0 million to fund the Arrow Air acquisition. In addition, purchases of property and equipment decreased to $6.8 million for the three months ended March 31, 2000 from $12.0 million for the three months ended March 31, 1999.

         Net cash used in financing activities was $1.3 million and $2.0 million for the three-month periods ending March 31, 1999 and 2000, respectively. This increase resulted primarily from proceeds from the line of credit.

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

         We have no material commitments for future capital expenditures, apart from normal scheduled major airframe and engine repairs and maintenance and the hushkitting of our DC-8 aircraft. As March 31,

2000, hushkits for 21 of our DC-8 aircraft had been purchased or installed. At an estimated average cost of $3.0 million per hushkit, the cost to acquire hushkits for our remaining three DC-8 aircraft plus two spare hushkits will be approximately $15 million. We are purchasing a number of these hushkits from a related party as such related party currently is the only supplier of the type of hushkit required for certain of our aircraft. As of March 31, 2000 deposits and other assets included $5.6 million related to hushkits manufactured by an unrelated third party that we intend to purchase or lease.

         We have a $45 million credit facility with a commercial lender, which expires in November 2000. Borrowings under the credit facility bear interest at the lender's prime rate plus 0.75%. The unused portion of the line of credit is subject to a fee at the rate of .30% per annum. Borrowings under the credit facility are collateralized primarily by 10 DC-8 aircraft, one L-1011 aircraft and certain of our receivables and inventories. As of May 15, 2000, $35.9 million was outstanding under the credit facility.

         During the past two years, a substantial portion of our cash requirements have been met utilizing the proceeds of the Senior Notes and bank borrowings. As a result of our significant debt obligations, we are highly leveraged and must devote a significant portion of our annual cash flow to service our debt. We also have significant working capital and capital expenditure requirements to fund the current level and anticipated growth of our operations. In 1999 and 2000, we are experiencing negative cash flow, due largely to a significant increase in capital expenditures, including purchases of hushkits. Based on our current cash and cash equivalents, availability under our credit facility and cash flow expected from operations, without taking the actions described below we may not have sufficient capital to meet our anticipated short-term cash needs, including the interest payment of approximately $9.4 million on the Senior Notes which is due June 1, 2000. We currently are seeking to obtain additional capital through a variety of means, including obtaining new credit facilities or other financing for our operations and obtaining purchase or lease financing for the hushkits we are acquiring. We are also exploring our options for refinancing or restructuring our indebtedness under the Senior Notes. We may not be able to obtain additional financing or reduce or defer our debt obligations on acceptable terms. We will also seek to raise additional capital by selling non-core assets. Although we have been successful in the past in selling non-core assets at advantageous prices and in a timely fashion, we may not be able to find buyers for these assets at favorable or acceptable prices or at all. If we are unable to raise a sufficient amount of additional capital during the next few months, we may be required to curtail our operations or scale back our growth plans, and will likely be unable to pay the scheduled installment of interest on the Senior Notes. The failure to pay debt service would be a default under the indenture under which the Senior Notes were issued and a default under our credit facility, both of which would have a material adverse effect on our financial condition.

We estimate that we will need to raise approximately $10 million in additional financing or from asset sales to meet our cash requirements for the next twelve months. If we are successful in obtaining additional cash through financings or asset sales, or alternatively are able to defer the interest payment due under the Senior Notes, then we anticipate based on our current level of operations that our cash and cash equivalents, current credit facility and cash flows expected to be generated by operations will be adequate to meet our needs for working capital and capital expenditures for at least the next twelve months.

SEASONALITY

         Our business has been, and is expected to continue to be, seasonal in nature, with a majority of our revenues and operating income generated in the second half of the year (principally the fourth quarter). Our fourth quarter revenues and operating income are typically higher due to an increase in freight transported in anticipation of and during the holiday season. In addition to increased fourth quarter revenues from scheduled cargo services, we typically have realized a majority of our ACMI service revenues from flights conducted during this period.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         The United States Attorney for the Southern District of Florida conducted an investigation relating to the August 7, 1997 accident involving one of our aircraft. We and one of our ACMI customers who leased and loaded the subject aircraft and with whom we operate a joint venture were the subjects of the investigation. In addition, following a major FAA inspection of our operations in 1999, the FAA commenced an investigation of certain of our employees in connection with alleged violations of FAA regulations including falsification of certain maintenance records and failure to perform required maintenance functions on certain of our aircraft. The U.S. Attorney also commenced an investigation relating to these alleged FAA violations. While we were advised by our counsel that we had substantial and meritorious defenses to these alleged violations, we chose to accept responsibility for our conduct and avoid any further liability arising from these investigations and any and all other potential claims by the U.S. government arising before March 22, 2000, by entering into a plea agreement with the U.S. Attorney. Pursuant to such agreement we plead guilty to charges of the following conduct arising after, and unrelated to the aircraft involved in, the accident: (i) discarding, destroying and concealing documents and records in violation of federal law and (ii) making false statements to the FAA regarding the completion of certain inspection and maintenance procedures. The plea agreement calls for us to pay a $3.5 million fine and to further implement a safety inspection program. This fine is to be satisfied by an immediate cash payment of $500,000 with the remaining $3.0 million to be paid over four years in $750,000 installments. We are also jointly and severally liable with our joint venture partner for an additional fine of $1.5 million levied on the joint venture pursuant to a separate plea agreement. We have entered into an agreement with our joint venture partner, whereby they have agreed to be responsible for 50% of the total fines of $5.0 million. The plea agreements are expected to be approved by the U.S. District Court for the Southern District of Florida in June 2000 following routine pre-sentencing investigations by the court and, in addition to the assessment of fines mentioned above, we expect to be placed on probation for a period of four years.

         While the Company is from time to time involved in litigation in the ordinary course of business, there are no material legal proceedings currently pending against it or to which any of its property is subject other than set forth above.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits:

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
----------  ----------------------
   27        Financial Data Schedule

   (b)       Reports on Form 8-K:

         On February 3, 2000, we filed a report on Form 8-K. (Event of January 27, 2000) to report (Item 4. Changes in Registrant's Certifying Accountant) the dismissal of PricewaterhouseCoopers LLP as our independent accountants and the engagement of Deloitte & Touche as our new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FINE AIR SERVICES CORP.

Date:    May 22, 2000        By:  /s/ BARRY H. FINE
                                  ----------------------------------------------
                                  Barry H. Fine
                                  President and Chief Executive Officer

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